Form 10-K
period 2011-09-29
PANTRY INC
filed 2011-12-13
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2011

Commission File Number: 000-25813

THE PANTRY, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1574463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 8019
305 Gregson Drive
Cary, North Carolina
27511
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (919) 774-6700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Global Select Market

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2011 was $333,796,636.
As of December 6, 2011, there were issued and outstanding 22,517,097 shares of the registrant’s common stock.

Documents Incorporated by Reference

Document	Where Incorporated
1. Proxy Statement for the Annual Meeting of Stockholders to be held March 14, 2012	Part III

THE PANTRY, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.   Business.

General

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the country based on store count. As of September 29, 2011, we operated 1,649 stores in 13 states under a number of selected banners including Kangaroo Express ®, our primary operating banner. Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States by generating profitable growth through merchandising and marketing initiatives, sophisticated management of our fuel business, leveraging our geographic economies of scale, generating strong cash flows to reinvest in our business and reduce debt levels.

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

References in this annual report to “The Pantry,” “Pantry,” “we,” “us,” “our” and “our company” refer to The Pantry, Inc. and its subsidiaries, and references to “fiscal 2012” refer to our fiscal year which ends on September 27, 2012, references to “fiscal 2011” refer to our fiscal year which ended on September 29, 2011, references to “fiscal 2010” refer to our fiscal year which ended September 30, 2010, references to “fiscal 2009” refer to our fiscal year which ended September 24, 2009, references to “fiscal 2008” refer to our fiscal year which ended September 25, 2008, references to “fiscal 2007” refer to our fiscal year which ended September 27, 2007, and references to “fiscal 2005” refer to our fiscal year which ended September 29, 2005. All fiscal years presented included 52 weeks, except fiscal 2010, which included 53 weeks.

Operations

Merchandise Operations.   In fiscal 2011, our merchandise sales were 21.9% of our total revenues and gross profit from our merchandise sales was 70.1% of our total gross profit. The following table highlights certain information with respect to our merchandise sales for the last five fiscal years:

	2011	2010 (1)	2009	2008	2007
Merchandise sales (in millions)	$1,778.8	$1,797.9	$1,658.9	$1,636.7	$1,575.9
Average merchandise sales per store (in thousands)	$1,074.8	$1,088.3	$1,001.1	$991.3	$998.7
Average merchandise sales per store per week (in thousands)	$20.7	$20.5	$19.3	$19.1	$19.2
Comparable store merchandise sales increase (decrease) (%)	0.2%	5.6%	0.0%	(1.7%)	2.3%
Comparable store merchandise sales increase (decrease) (in thousands)	$2,908	$91,849	$327	$(25,209)	$29,443
Merchandise gross margins (after purchase rebates, markdowns, inventory spoilage, inventory shrink and LIFO reserve)	33.9%	33.8%	35.4%	36.4%	37.2%

(1)	Fiscal 2010 included 53 weeks.

Based on merchandise purchase and sales information, we estimate category sales as a percentage of total merchandise sales for the last five fiscal years as follows:

	2011	2010	2009	2008	2007
Cigarettes	28.2%	28.4%	26.1%	23.5%	23.8%
Grocery and other tobacco products	28.7	29.6	28.9	29.1	29.9
Packaged beverages	15.7	15.4	16.4	17.7	17.5
Beer and wine	14.9	15.0	16.0	16.3	15.5
Foodservice	9.3	8.6	9.2	9.9	9.8
Services	3.2	3.0	3.4	3.5	3.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

As of September 29, 2011, we operated 233 quick service restaurants within 229 of our locations. In 193 of these quick service restaurants, we offer products from nationally branded food franchises including Subway ®, Quiznos ®, Hardee’s ®, Krystal ®, Church’s ®, Dairy Queen ®, Baskin-Robbins® and Bojangles®. In addition, we offer a variety of proprietary food service programs in 40 quick service restaurants featuring breakfast biscuits, fried chicken, deli and other hot food offerings.

In fiscal 2011, we purchased over 55% of our merchandise, including most tobacco and grocery items, from a single wholesale grocer, McLane Company, Inc. (“McLane”), a wholly owned subsidiary of Berkshire Hathaway, Inc. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we receive per store service allowances from McLane that are amortized over the remaining term of the agreement, which expires in December 2014. We purchase the balance of our merchandise from approximately 600 distributors. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores.

Our services revenue is derived from sales of lottery tickets, prepaid products, money orders, services such as public telephones, ATMs, amusement and video gaming and other ancillary product and service offerings. We also generate car wash revenue at 275 of our stores.

Fuel Operations.   We purchase our fuel from major oil companies and independent refiners. At our locations we offer a mix of branded and private branded fuel based on an evaluation of local market conditions. The majority of our private branded fuel is sold under our Kangaroo banner. Of our 1,633 stores that sold fuel as of September 29, 2011, 1,107, or 67.8%, were branded under the Marathon®, BP®, CITGO® , Chevron® , Shell® , Texaco®, ExxonMobil® and ConocoPhillips® brand names. We purchase our branded fuel and diesel fuel from major oil companies under supply agreements. We purchase the fuel at the stated rack price, or market price, quoted at each terminal as adjusted per the terms of applicable contracts. The initial terms of these supply agreements have expiration dates ranging from 2012 to 2017 and generally contain provisions for various payments to us based on volume of purchases and vendor allowances. We purchase the majority of our private branded gallons from CITGO Petroleum Corporation (“CITGO”) and Marathon Petroleum Company, LLC (“Marathon”). There are approximately 60 fuel terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores. Our inventories of fuel (both branded and private branded) turn approximately every four days.

The following table highlights certain information regarding our fuel supply during fiscal 2011:

Fuel Supply	2011	Contract Expiration Year
BP® Branded	24.5%	2012
BP® Unbranded	0.2	2012
Citgo® Branded	15.5	2013
Marathon® Branded	17.7	2013
Marathon® Unbranded	22.2	2017
Other	19.9	(1)
Total	100.0%

(1) We purchased fuel from various other suppliers including major oil companies and regional suppliers.

During the fourth quarter of fiscal 2011 and continuing into the first quarter of fiscal 2012, we debranded approximately 80 stores from BP® and converted their fuel supplier to Marathon®.

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

In fiscal 2011, our fuel revenues were 78.1% of our total revenues and gross profit from our fuel revenues was 29.9% of our total gross profit. The following table highlights certain information regarding our retail fuel operations for the last five fiscal years:

	2011	2010 (1)	2009	2008	2007
Retail
Fuel sales (in millions)	$6,283.5	$5,413.5	$4,659.1	$7,150.4	$5,192.2
Fuel gallons sold (in millions)	1,889.0	2,047.4	2,078.0	2,103.4	2,032.8
Average gallons sold per store (in thousands)	1,151.8	1,255.3	1,268.6	1,288.8	1,306.4
Average gallons sold per store per week (in thousands)	22.2	23.7	24.4	24.8	25.1
Comparable store gallons (decrease) increase (%)	(7.4%)	(4.9%)	(3.3%)	(4.4%)	1.0%
Comparable store gallons (decrease) increase (in thousands)	(147,239)	(102,629)	(68,480)	(80,368)	16,115
Average price per gallon	$3.33	$2.64	$2.24	$3.40	$2.55
Average gross profit per gallon	$0.135	$0.129	$0.149	$0.123	$0.109
Locations selling fuel	1,633	1,620	1,655	1,635	1,623
Branded locations	1,107	1,088	1,141	1,119	1,093
Private branded locations	526	532	514	516	530

Fuel Gross Profit (in thousands)
Retail fuel gross profit	$255,484	$263,209	$309,063	$259,740	$221,231
Wholesale fuel gross profit	1,590	1,476	2,281	2,527	2,288
Total fuel gross profit	$257,074	$264,685	$311,344	$262,267	$223,519

(1)	Fiscal 2010 included 53 weeks.

The decrease in comparable store fuel gallons sold in recent years was due primarily to continued economic deterioration, lower miles driven in our market areas and our focus on maximizing gross profit. Retail fuel prices were impacted by the volatile wholesale fuel markets, which resulted from significant fluctuations in the price of crude oil during fiscal 2011. Domestic crude oil prices began our fiscal year at approximately $82 per barrel, reaching a high of approximately $114 per barrel in April, before returning to approximately $82 per barrel to finish our fiscal year. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs. We are unable to ensure that significant volatility in fuel wholesale prices will not negatively affect fuel gross margins or demand for fuel within our markets in the future.

Store Locations.  Approximately 32% of our stores are strategically located in coastal/resort areas such as Jacksonville, Florida, Orlando, Florida/Disney World®, Myrtle Beach, South Carolina, Charleston, South Carolina, St. Augustine, Florida, Hilton Head, South Carolina and Gulfport/Biloxi, Mississippi that attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 24% of our total stores are situated along major interstates and highways, which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal/resort areas. Almost all of our stores are freestanding structures averaging approximately 2,800 square feet and provide ample customer parking.

The following table shows the geographic distribution by state of our stores at the end of each of the last five fiscal years:

		Number of Stores as of Fiscal Year Ended
State	Percentage of Total Stores at September 29, 2011	2011	2010	2009	2008	2007
Florida	24.2%	399	415	440	453	461
North Carolina	22.9	378	382	384	385	387
South Carolina	16.7	276	279	284	283	277
Georgia	7.8	128	131	132	133	136
Alabama	6.8	112	113	114	81	83
Tennessee	6.1	100	104	104	104	104
Mississippi	5.9	97	99	100	99	82
Virginia	3.0	50	50	50	50	50
Kansas	2.6	43	—	—	—	—
Kentucky	1.6	27	29	29	30	30
Louisiana	1.6	27	27	27	26	25
Indiana	0.6	9	9	9	9	9
Missouri	0.2	3	—	—	—	—
Total	100%	1,649	1,638	1,673	1,653	1,644

The following table summarizes our activities related to acquisitions, store openings and store closures for each of the last five fiscal years:

	Fiscal Year Ended
	2011	2010	2009	2008	2007
Number of stores at beginning of period	1,638	1,673	1,653	1,644	1,493
Acquired or opened	48	—	44	32	162
Closed or sold	(37)	(35)	(24)	(23)	(11)
Number of stores at end of period	1,649	1,638	1,673	1,653	1,644

Acquisitions.  On October 28, 2010, we purchased one store in North Carolina and on December 2, 2010, we purchased 47 stores from Presto Convenience Stores, LLC (“Presto”) in Kansas (44) and Missouri (3). The 47 stores purchased separately from Presto operate under the Presto trade name. The Presto acquisition included the real estate underlying 36 of the stores. These acquisitions were funded using available cash on hand. We did not acquire any stores in fiscal 2010.

Improvement of Store Facilities and Equipment.   During fiscal 2010 we began an effort to improve the breakfast, lunch and snack experience at our stores. Stores will be highlighted by a repositioned and significantly improved Bean Street Coffee ® program. This effort includes a new inside re-modeling and outside re-imaging package at our core strategic stores as needed. During fiscal 2011, we spent approximately $19.6 million on store re-modeling under this program and have completed approximately 250 stores as of September 29, 2011. In addition we spent approximately $18.7 million on fuel re-imaging at over 350 locations.

Store Closures.   We continually evaluate the performance of each of our stores to determine whether any particular store should be closed or sold based on profitability trends, store conditions and our market presence in the surrounding area. Although closing or selling underperforming stores reduces revenues, our operating results typically improve as these stores are generally unprofitable. We have established a plan to divest under-performing assets by transitioning certain locations to dealer sites with fuel supply arrangements and closing or selling other properties. We closed or sold 37 and 35 stores in fiscal 2011 and 2010, respectively.

Store Operations.   Each convenience store is staffed with a manager, an assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours a day, seven days a week. Our field operations organization is comprised of a network of divisional vice presidents, regional directors and district managers who, with our corporate management, evaluate store operations. District managers typically oversee an average of 11 stores each. We also monitor store conditions, maintenance and customer service through a regular store visitation program by district and region management.

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

Technology and Store Automation

Collaboration between our information technology team and internal and external business partners allows us to continue to successfully advance our systems portfolio and technology infrastructure through the implementation of key operational, financial and merchandising initiatives.

Fiscal 2011 saw the rollout of the initial phases of both the fuel pricing and workforce management systems. Both provide our store and fuel operations teams with improved efficiencies, greater business control, and improved decision making opportunities. The fuel pricing system has provided new insights resulting in improved retail pricing decisions. The next phase of this project to be implemented during fiscal 2012 brings improvements in store level execution by pushing retail fuel price changes to our point of sale systems, fuel dispensers and electronic price signs. With the implementation of the task execution management and labor scheduling modules at store level we’ve been able to reduce non value-added activities and allow our store-level associates to focus on delivering a fast, friendly and clean shopping experience for our customers. Our next phase of workforce management, time and attendance, will get underway in fiscal 2012.

Our overall information technology efforts remain focused on four key strategic objectives:

•	Consolidation of legacy point of sale (POS) systems

•	Implementation of an enterprise data warehouse

•	Replacing legacy applications including human resources/payroll and real estate lease management

•	Completing the upgrades to our retail enterprise system; including the price book, merchandise inventory and store level daily reporting modules

We have reduced the number of POS software/hardware instances (platforms) in our company operated stores by 25% during fiscal 2011 and are on track to eliminate two more platforms in the first half of fiscal 2012. This was accomplished along with the addition of the Marathon fuel brand, requiring the development and implementation of its own POS software instance. We believe our point of sale system upgrades continue to enhance the customer experience, improve operating efficiencies, and allow us to take advantage of increased functionality such as capturing market basket data and facilitating merchandise promotional offers.

The initial implementation phase of a data warehouse solution was begun in fiscal 2011. In addition to the technology foundation components of this key system being put in place, the project is on schedule to replace our legacy daily and weekly flash reports. The next phase of this project, POS transaction log and market basket analysis, will begin in fiscal 2012.

Business requirements and vendor selections for replacement systems were completed this past year with our human resource and real estate business teams. We have decided, in both cases, to implement Software as a Service (SaaS) solutions to replace our human resources/payroll and lease management systems which we expect will provide added momentum to their implementation in fiscal 2012. With the implementation of these systems our legacy systems portfolio will be significantly reduced and provide enhanced functionality to the business.

Our store level, back office and accounting functions, including our merchandise price book, are supported by a fully integrated management information and financial accounting system from Professional Datasolutions, Inc. (PDI). During 2011 a robust project plan to upgrade the merchandise inventory and pricebook modules was created along with the start of the development and testing phases of this project. The establishment of merchandise pricing rules in fiscal 2012 and further POS integration with the daily reporting module will improve the efficiencies of our merchandising and operations teams including adding a greater number of pricing zones.

A go forward approach in fiscal 2012 of staying focused on the defined strategic IT objectives along with continued review of enhanced and new system opportunities that will help drive our business is key to being an effective and efficient convenience store operator while profitably growing sales.

Trade Names, Service Marks and Trademarks

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including The Pantry®, Worth®, Golden Gallon®, Bean Street Coffee Company®, Big Chill®, Celeste®, The Chill Zone®, Lil’ Champ Food Store®, Kangaroo®, Kangaroo Express®, Cowboys®, Aunt M’s®, Quickstop SM, Petro Express ® and Presto. In the highly competitive business in which we operate, our trade names, service marks and trademarks are critical to distinguish our products and services from those of our competitors. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

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

Storage and Sale of Fuel.   We are subject to various federal, state and local environmental laws and regulations. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency (“EPA”) to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g. overfills, spills and underground storage tank releases). At the state level, we are periodically required to upgrade or replace underground storage tank systems.

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 29, 2011, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky, Kansas and Louisiana.

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

State Trust Funds.   All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide reimbursement coverage for the cleanup of certain environmental contamination caused by, and certain third-party liabilities arising from,  the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and fuel taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Alabama, Mississippi, Louisiana and Virginia. The coverage afforded by each state trust fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems; and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage related to certain remediation costs and third-party claims arising out of releases that occurred in Florida and were reported after December 31, 1998. We believe that this coverage complies with federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999, except for certain sites, including sites where our lease requires us to participate in the Georgia trust fund. For all such sites where we have opted not to participate in the Georgia trust fund, we have obtained private insurance coverage related to certain remediation costs and third-party claims. We believe that this coverage complies with federal and Georgia financial responsibility regulations.

As of September 29, 2011, environmental reserves of approximately $5.9 million and $12.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 30, 2010, environmental reserves of approximately $5.4 million and $18.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 187 and 277 known contaminated sites as of September 29, 2011 and September 30, 2010, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $9.6 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $8.3 million for remediation and related litigation. The increase in our estimated expenditures for remediation and related litigation is primarily due to lower than expected coverage for certain known remediation costs. Also, as of September 29, 2011 and September 30, 2010, there were an additional 589 and 510 sites, respectively, that are known to be contaminated sites that are being remediated by third parties for which we have no obligations, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve.

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. As of September 29, 2011, anticipated reimbursements of $11.0 million are recorded as other noncurrent assets and $7.4 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Financial Information

For information with respect to revenue and operating profitability, see the items referenced in Item 6. Selected Financial Data: Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations; and the Consolidated Statements of Operations.

Employees

As of September 29, 2011, we had 13,928 total employees (6,246 full-time and 7,682 part-time), with 13,097 employed in our stores and 831 in corporate and field management positions. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. None of our employees are subject to collective bargaining agreements, and we consider our employee relations to be good.

Executive Officers of the Registrant

The following table provides information on our executive officers. There are no family relationships between any of our executive officers:

Name	Age	Position with our Company
Edwin J. Holman	65	Interim Chief Executive Officer, Chairman of the Board
Mark R. Bierley	45	Senior Vice President and Chief Financial Officer
Keith S. Bell	48	Senior Vice President, Fuels
Thomas D. Carney	64	Senior Vice President, Legal Counsel and Secretary
John J. Fisher	48	Senior Vice President, Marketing
Paul M. Lemerise	66	Senior Vice President, Chief Information Officer and Store Planning and Construction
Keith A. Oreson	55	Senior Vice President, Human Resources
    Edwin J. Holman, Chairman of the Board of Directors, replaced Terrance M. Marks, former President and Chief Executive Officer, on October 5, 2011 and assumed the position of Interim Chief Executive Officer until such time as a successor has been retained. Mr. Holman was named Chairman of our Board on September 17, 2009. He has served on our Board since October 2005. From March 2010 to the present, Mr. Holman has served as the non-executive Chairman of RGIS International, which provides retail inventory solutions. Previously, Mr. Holman served as Chairman and CEO (2004-August 31, 2009) of Macy’s Central, a division of Macy’s Inc. that operates 217 department stores in the Midwest and Southern United States. He also served as President and CEO of Galyan’s Trading Company, a public company (2003-2004). Previously, Mr. Holman was the President and COO of Bloomingdale’s (2000-2003), a division of Federated Department Stores Inc.; President and COO of Rich’s/Lazarus/Goldsmiths divisions, a division of Federated Department Stores, Inc. (1999-2000); Chairman and CEO of Petrie Retail, Inc. (1996-1999); President and COO of Woodward & Lothrop (1994-1996); Vice Chairman and COO of The Carter Hawley Hale Stores; and a senior operating executive of The Neiman Marcus Group.

Mark R. Bierley joined us as our Senior Vice President and Chief Financial Officer on September 27, 2010. Prior to joining us, Mr. Bierley was with Borders Group, Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 2011, from 1996 until August 2010, serving as their Chief Operating Officer and Chief Financial Officer since June 2010, and Executive Vice President and Chief Financial Officer from January 2009 until June 2010. He served as Senior Vice President, Finance at Borders from 2003 through 2008. Prior to joining Borders, Mr. Bierley held positions in financial departments for Dunham’s Athleisure Corporation and Federal-Mogul Corporation. He began his career as an auditor for Price Waterhouse LLP.

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

Thomas D. Carney joined us as Senior Vice President, General Counsel and Secretary in June 2011. Prior to joining us, Mr. Carney served as Vice President, General Counsel and Secretary for Borders Group, Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 2011, from December 1994 until January 2011. Prior to joining Borders Group, Inc. in 1994, Mr. Carney served as a partner at the Dickinson Wright law firm and as Vice President, General Counsel and Secretary of Hoover Universal, Inc.

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

Paul M. Lemerise began serving as a consultant to us in November 2009 in the role of our Chief Information Officer and joined us as our Senior Vice President and Chief Information Officer in March 2010. In August 2010 he assumed the duties of leading our store planning and construction departments. In June 2011, Mr. Lemerise assumed the responsibilities for our corporate procurement and facilities department. Prior to joining us, Mr. Lemerise was an Executive Services Partner with Tatum, LLC, a firm that provides management consulting services, from October 2001 until March 2010. In that capacity, Mr. Lemerise served as Chief Information Officer for numerous clients including Ventana Medical Systems, Inc., Pharmavite, LLC and Foster Farms. Prior to joining Tatum, Mr. Lemerise served as Executive Vice President, CIO for TruServe Corporation, Senior Vice President and CIO for Merisel, Inc., and Vice President of Information Systems for Carter Hawley Hale Corporation.

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

The convenience store and retail fuel industries in the geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, fuel service stations, mass merchants, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, including supermarkets, club stores and mass merchants, have begun to compete directly with convenience stores. These non-traditional fuel retailers have obtained a significant share of the fuel market and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and fuel sales. Increased value consciousness among consumers has accelerated sales declines as consumers turn to dollar stores and big box stores to fulfill needs that were traditionally fulfilled by convenience stores. Additionally, major convenience store operators have announced intentions to enter or expand in markets we currently serve. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.

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

Volatility in oil and wholesale fuel costs could impact our operating results.

Over the past three fiscal years, our fuel revenue accounted for approximately 76.0% of total revenues and our fuel gross profit accounted for approximately 31.7% of total gross profit. Oil and domestic wholesale fuel markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of the U.S. dollar could significantly impact oil supplies and wholesale fuel costs. In addition, the supply of fuel and our wholesale purchase costs could be adversely impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries, sustained increase in global demand, or the fact that our fuel contracts do not guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale fuel costs have resulted, and could in the future result, in significant increases in the retail price of fuel products and in lower fuel gross margin per gallon. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in oil prices squeeze retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. A significant change in any of these factors could materially impact our fuel and merchandise volume, fuel gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

On July 21, 2010, the Federal Reserve issued the final ruling on Section 1075 of the Dodd-Frank Act (commonly referred to as the “Durbin Amendment”). These rules, among other things, place certain restrictions on the interchange transaction fees that a card issuer or payment card network can charge for an electronic debit transaction and also places various exclusivity prohibitions and routing restrictions on such transactions. These rules took effect on October 1, 2011 and indicate that there will be a reduction in fees that a card issuer or payment card network can charge for an electronic debit transaction. However, we have no assurance that we will be impacted by this legislation because the majority of our credit card payments are processed through fuel brands which may not pass the savings on to us and because of the competitive nature of fuel pricing.

Changes in economic conditions, consumer behavior, travel and tourism could impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally, or in the southeastern United States specifically, could adversely impact consumer spending patterns and travel and tourism in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which impact spending on fuel and convenience items. In addition, changes in the types of products and services demanded by consumers may adversely affect our merchandise sales and gross profit. Additionally, negative publicity or perception surrounding fuel suppliers could adversely affect their reputation and brand image which may negatively affect our fuel sales and gross profit. Similarly, advanced technology and increased use of "green" automobiles (i.e., those automobiles that do not use petroleum-based fuel or that run on hybrid fuel sources) could drive down demand for fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

Approximately 32% of our stores are located in coastal/resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions, such as those currently impacting the United States. If the number of visitors to coastal/resort or tourist locations decreases due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Sales of tobacco products accounted for approximately 7.8% of total revenues over the past three fiscal years, and our tobacco gross profit accounted for approximately 13.1% of total gross profit for the same period. Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage the use of tobacco products, may have an adverse effect on demand for cigarettes and other tobacco products. Although the states in which we operate have historically imposed relatively low taxes on tobacco products, each year one or more of these states consider increasing the tax rate for tobacco products, either to raise revenues or deter the use of tobacco. Any increase in federal or state taxes on our tobacco products could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

Approximately 32% of our stores are located in coastal/resort or tourist destinations. Our coastal locations may be particularly susceptible to natural disasters or adverse localized effects of climate change, such as sea-level rise and increased storm frequency or intensity. To the extent broad environmental factors, triggered by climate change or otherwise, lead to localized physical effects, disruption in our business or unexpected relocation costs, the performance of stores in these locations could be adversely impacted.

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

Our indebtedness could negatively impact our financial health.

As of September 29, 2011, we had consolidated debt, including lease finance obligations, of approximately $1.2 billion. As of September 29, 2011, the availability under our revolving credit facility for borrowing was approximately $120.8 million (approximately $55.8 million of which was available for issuance of letters of credit).

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

Legislative and regulatory initiatives regarding climate change and greenhouse gas (“GHG”) emissions have accelerated recently in the United States. GHGs are certain gases, including carbon dioxide, that may be contributing to global warming and other climatic changes. For example, in December 2009, the EPA issued an endangerment finding that GHGs endanger public health and welfare and that GHG emissions from motor vehicles contribute to the threat of climate change. Although EPA’s endangerment finding does not itself impose any requirements, it does allow EPA to proceed with, among other things, proposed rules regulating GHG emissions from motor vehicles. The EPA’s endangerment finding is being challenged in federal court. If these or other governmental climate change or GHG reduction initiatives are enacted, they could have a material adverse impact on our business, financial condition and results of operations by increasing our regulatory compliance expenses, increasing our fuel costs and/or decreasing customer demand for fuel sold at our locations.

We depend on one principal supplier for the majority of our merchandise. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

We purchase approximately 55% of our general merchandise, including most tobacco products and grocery items, from a single wholesale grocer, McLane. We have a contract with McLane through December 31, 2014, but we may not be able to renew the contract when it expires, or on similar terms. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with our principal merchandise suppliers could have a material adverse effect on our business, cost of goods sold, financial condition and results of operations.

We depend on three principal suppliers for the majority of our fuel. A disruption in supply or a change in our relationship could have a material adverse effect on our business.

During fiscal 2011, Marathon®, BP® and CITGO® supplied approximately 80% of our fuel purchases. Our contract with Marathon® for unbranded fuel and distillate expires on December 31, 2017, and our contract with Marathon® for branded fuel and distillate expires on June 30, 2013, with an option for the Company to renew until December 31, 2017. Our contract with CITGO® expires August 31, 2013 and our contract with BP® expires September 30, 2012.

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

We could be adversely affected if we are not able to attract and retain a strong management team.

We are dependent on our ability to attract and retain a strong management team. Effective October 5, 2011, Mr. Marks resigned as Chief Executive Officer. In accordance with the succession plan previously approved by the Board of Directors, Edwin J. Holman, Chairman of the Board, assumed the position of interim Chief

Executive Officer until such time as a successor has been retained. We are conducting a search for a new chief executive officer and there can be no assurance that we will be able to identify and employ a qualified candidate in a timely manner. If, for any reason, we are not able to attract and retain qualified senior personnel, our business, financial condition, results of operations and cash flows could be adversely affected. We do not maintain key personnel life insurance on our senior executives and other key employees. We also are dependent on our ability to recruit qualified store and field managers. If we fail to attract and retain these individuals at reasonable compensation levels, our operating results may be adversely affected.

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

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with applicable regulations relating to data security and privacy

In the normal course of our business as a fuel and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. While we have invested significant amounts in the protection of our information technology and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition. Such a breakdown or breach could also materially increase the costs we incur to protect against such risks. Also, a material failure on our part to comply with regulations relating to our obligation to protect such sensitive data or to the privacy rights of our customers, employees and others could subject us to fines or other regulatory sanctions and potentially to lawsuits.

We may not be successful in our efforts to divest non-core stores and may have on-going liabilities with respect to divested or dealer operated properties.

We periodically review our store portfolio to identify those stores that, due to their performance, location or other characteristics, merit investment on an on-going basis. We attempt to divest the remaining stores and other non-strategic assets through a variety of means, including asset sales, leases and subleases of property and dealer arrangements. There can be no assurance that we will be able to identify acceptable parties to purchase or lease the assets or operate the stores that we desire to divest. In addition, we may remain liable or contingently liable for obligations relating to the divested or dealer operated properties, and there can be no assurance that the other party to a transaction will be able to satisfy its indemnification or other obligations to us.

Other Risks

Future sales of additional shares into the market may depress the market price of our common stock.

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of December 6, 2011, there were 22,517,097 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

As of September 29, 2011, we own the real property at 422 of our stores and lease the real property at 1,227 stores. Management believes that none of these leases is individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. Certain of these leases are accounted for as lease finance obligations whereby the leased assets and related lease liabilities are included in our Consolidated Balance Sheets. The aggregate rent paid in fiscal 2011 for operating leases and leases accounted for as lease finance obligations was $73.3 million and $49.2 million, respectively. The following table lists our leases by calendar year of expiration, excluding renewal options:

Lease Expiration	With Renewal Options	Without Renewal Options	Total Leased
2011-2015	469	36	505
2016-2020	310	14	324
2021-2025	378	5	383
2026-2030	13	—	13
2031-2035	—	2	2
Total	1,170	57	1,227

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

We own a two story, 62,000 square foot office building in Cary, North Carolina that functions as our corporate headquarters. We also own a three story, 51,000 square foot corporate support building in Sanford, North Carolina, and lease our corporate annex buildings in Jacksonville, Florida and Sanford, North Carolina. We believe that we will continue to have adequate office space for the foreseeable future.

Item 3.   Legal Proceedings.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. Initially, we were named as a defendant in eight of these cases, three of which have recently been dismissed without prejudice. We remain as a defendant in five cases: one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama  (Cook,et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including those in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009, and defendants request to appeal that decision to the United States Court of Appeals for the Tenth Circuit was denied on August 31, 2010. In May 2010, in a lawsuit in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages. Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. At this stage of proceedings, we cannot estimate our ultimate loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under state law, to sell temperature adjusted gallons of motor fuel; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An adverse outcome in this litigation could have a material adverse affect on our business, financial condition, results of operations and cash flows.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W). On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals. The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g). The amended complaint alleges that: (i) plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom the Company printed receipts containing the first four and last four digits of their credit and/or debit card numbers; and (ii) Plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom the Company printed receipts containing all digits of their credit and/or debit card numbers. The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice. On July 25, 2011, the court denied plaintiffs’ initial motion for class certification but granted the plaintiffs the right to file an amended motion. On October 3, 2011, Plaintiff filed an amended motion for class certification seeking to certify two classes. The first purported  class, represented by Mr. Amason,  consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 4, 2009 through the date of the final judgment in the action, (B) where the transaction was in a Company store located in the State of Alabama; and (C) in connection with the transaction, a receipt was printed by Retalix software containing the first four and last four digits of the credit/debit card number on the receipt provided to the customer. The second purported class, represented by Ms. McConnell, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 1, 2009 through the date of the final judgment in the action, and (B) in connection with the transaction, a receipt was printed containing all of the digits of the credit/debit card numbers on the receipt provided to the customer. The Company is opposing the motion for class certification, and also has made a motion to dismiss the plaintiffs’ claims on the basis that the plaintiffs lack standing or alternatively to stay the case until the Supreme Court of the United States rules in First American Financial Corp. v. Edwards, another case involving a standing issue. At this stage of the proceedings, we cannot reasonably estimate our ultimate loss or liability, if any, related to this lawsuit because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material adverse affect on our business, financial condition, results of operations and cash flows.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations and cash flows. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations and cash could be materially adversely affected.

Item 4.                      (Removed and Reserved.)

PART II

Item 5.   Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value, represents our only voting securities. There were 22,923,829 shares of common stock issued and outstanding as of September 29, 2011. Our common stock is traded on The NASDAQ Global Select Market under the symbol “PTRY.” The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported by NASDAQ, based on published financial sources.

	2011		2010
Quarter	High	Low	High	Low
First	$24.43	$17.10	$16.58	$12.52
Second	$20.52	$13.29	$14.00	$12.26
Third	$19.47	$14.43	$16.69	$12.00
Fourth	$19.42	$10.54	$24.44	$13.77

As of December 6, 2011, there were 147 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

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

There were no sales of unregistered securities during the fourth quarter of fiscal 2011.

The following table lists all repurchases during the fourth quarter of fiscal 2011 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2011 – July 28, 2011	—	$ —	—	$ —
July 29, 2011 – September 1, 2011	53	17.01	—	—
September 2, 2011 – September 29, 2011	1,772	13.00	—	—
Total	1,825	$13.12	—	$ —

(1)	Represents shares repurchased in connection with tax withholding obligations under the Omnibus Plan.
(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Comparison of 5-year cumulative total return*

250
200
150
100
50
0
09/28/06
09/27/07
09/25/08
09/24/09
09/30/10
09/29/11
The Pantry, Inc.
Russell 2000
NASDAQ Retail Trade
Old Peer Group
New Peer Group

* $100 invested on 9/28/06 in stock or 9/30/06 in index, including reinvestment of dividends. Fiscal year ending September 29, 2011.

	9/28/06	9/27/07	9/25/08	9/24/09	9/30/10	9/29/11

The Pantry, Inc.	$100.00	$49.09	$33.99	$29.26	$43.90	$23.34
Russell 2000	$100.00	$112.34	$96.07	$86.90	$98.50	$95.02
NASDAQ Retail Trade	$100.00	$125.13	$107.45	$114.64	$155.99	$193.90
Old Peer Group	$100.00	$126.24	$130.22	$136.71	$191.69	$208.99
New Peer Group	$100.00	$126.24	$123.62	$123.86	$169.19	$192.56

The above graph compares the cumulative total stockholder return on our common stock from September 28, 2006 through September 29, 2011, with the cumulative total return for the same period on the Russell 2000 Index, the NASDAQ Retail Trade Index and a peer group consisting of Casey’s General Stores, Inc and Susser Holdings Corporation. Susser Holdings Corporation was added to our peer group in fiscal 2011.

The graph assumes that, at the beginning of the period indicated, $100 was invested in our common stock, the stock of our peer group companies and the companies comprising the Russell 2000 Index and the NASDAQ Retail trade Index and that all dividends were reinvested.

The stockholder return shown on the graph above is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Item 6.   Selected Financial Data.

The following table sets forth our historical consolidated financial data and store operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Part I.—Item 1. Business,” “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data.” Our fiscal year ended September 30, 2010 included 53 weeks, all remaining periods presented included 52 weeks.

(Dollars are in millions, except per share, per store and per gallon data and as otherwise indicated)	2011	2010		2009		2008	2007
Statement of Operations Data:
Revenues:
Merchandise revenue	$1,778.8	$1,797.9		$1,658.9		$1,636.7	$1,575.9
Fuel revenue	6,359.7	5,467.4		4,731.2		7,358.9	5,335.2
Total revenues	8,138.5	7,265.3		6,390.1		8,995.6	6,911.1
Costs and operating expenses:
Merchandise cost of goods sold	1,175.6	1,190.4		1,071.8		1,041.6	989.9
Fuel cost of goods sold	6,102.6	5,202.7		4,419.9		7,096.6	5,111.7
Store operating and general and administrative	628.6	632.3		614.9		604.8	592.6
Goodwill impairment and other impairment charges	12.6	267.1	(a)	2.1		3.2	1.5
Depreciation and amortization	117.0	120.6		108.7		108.3	95.9
Income (loss) from operations	102.1	(147.8)		172.7		141.1	119.5
Gain/(loss) on extinguishment of debt	—	(0.8)	(b)	4.0	(c)	—	(2.2)	(d)
Interest expense, net	(87.5)	(88.3)		(91.5)		(95.0)	(78.4)
Net income (loss)	$9.8	$(165.6)		$54.1		$28.6	$23.8
Earnings (loss) per share:
Basic	$0.44	$(7.42)		$2.43		$1.29	$1.04
Diluted	$0.44	$(7.42)		$2.42		$1.29	$1.04
Weighted-average shares outstanding:
Basic	22,465	22,333		22,233		22,205	22,776
Diluted	22,529	22,333		22,346		22,236	22,911
Other Financial Data:
Adjusted EBITDA(h)	$231.7	$239.8		$283.5		$252.6	$216.9
Cash provided by (used in):
Operating activities	$178.7	$154.8		$169.4		$157.5	$140.6
Investing activities(e)	(140.3)	(97.5)		(166.0)		(115.5)	(528.7)
Financing activities	(25.3)	(26.5)		(50.7)		103.7	339.2
Gross capital expenditures	100.7	101.1		122.7		109.5	146.4
Store Operating Data:
Number of stores (end of period)	1,649	1,638		1,673		1,653	1,644
Average sales per store:
Merchandise revenue (in thousands)	$1,074.8	$1,088.3		$1,001.1		$991.3	$998.7
Fuel gallons (in thousands)—Retail	1,151.8	1,255.3		1,268.6		1,288.8	1,306.4
Average sales per store per week:
Merchandise revenue (in thousands)	$20.7	$20.5		$19.3		$19.1	$19.2
Fuel gallons (in thousands)—Retail	22.2	23.7		24.4		24.8	25.1
Comparable store sales(f):
Merchandise sales (decrease) increase (%)	0.2%	5.6%		0.0%		(1.7%)	2.3%
Merchandise sales (decrease) increase (in thousands)	$2,908	$91,849		$327		$(25,209)	$29,443
Fuel gallons (decrease) increase (%)	(7.4%)	(4.9%)		(3.3%)		(4.4%)	1.0%
Fuel gallons (decrease) increase (in thousands)	(147,239)	(102,629)		(68,481)		(80,368)	16,115
Operating Data:
Merchandise gross margin	33.9%	33.8%		35.4%		36.4%	37.2%
Retail fuel gallons sold (in millions)	1,889.1	2,047.4		2,078.0		2,103.4	2,032.8
Average retail fuel price per gallon	$3.33	$2.64		$2.24		$3.40	$2.55
Average retail fuel gross margin per gallon(g)	$0.135	$0.129		$0.149		$0.123	$0.109
Balance Sheet Data (end of period):
Cash and cash equivalents	$213.8	$200.6		$169.9		$217.2	$71.5
Working capital	173.3	185.3		158.2		183.8	33.9
Total assets	1,934.3	1,896.5		2,154.2		2,167.9	2,028.5
Senior secured debt	406.5	413.8		419.1		446.2	250.0
Unsecured debt, other	340.6	345.6		354.8		372.5	467.1
Lease financing obligations	457.5	457.3		465.0		465.0	457.9
Total debt and lease finance obligations	1,204.6	1,216.7		1,238.9		1,283.7	1,175.0
Shareholders’ equity	322.3	308.1		467.2		406.4	373.5

(footnotes on following pages)

(a)	During fiscal 2010, we determined that the carrying value of our goodwill exceeded its implied fair value and we recorded a non-cash pre-tax impairment charge of approximately $230.8 million.

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

(e)	Investing activities include expenditures for acquisitions.

(f)
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

(g)
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

Any measure that excludes interest expense, loss on extinguishment of debt, depreciation and amortization, impairment charges or income taxes has material limitations because we use debt and lease financing in order to finance our operations and acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations. Due to these limitations, we use Adjusted EBITDA only in addition to and in conjunction with results and cash flows presented in accordance with GAAP. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. Adjusted EBITDA does not include impairment of long-lived assets and other charges. We excluded the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. Adjusted EDITDA does not include gain/loss on extinguishment of debt because it represents financing activities and is not indicative of the ongoing performance of our remaining stores.

Because non-GAAP financial measures are not standardized, Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of Adjusted EBITDA with non-GAAP financial measures having the same or similar names used by other companies.

The following table contains a reconciliation of Adjusted EBITDA to net income (loss):

(Dollars are in thousands)	2011	2010 (1)	2009	2008	2007
Adjusted EBITDA	$231,728	$239,848	$283,541	$252,573	$216,858
Impairment charges	(12,555)	(267,079)	(2,084)	(3,175)	(1,468)
Gain/(loss) on extinguishment of debt	(15)	(791)	4,007	—	(2,212)
Interest expense, net	(87,491)	(88,256)	(91,483)	(95,001)	(78,413)
Depreciation and amortization	(117,025)	(120,605)	(108,712)	(108,326)	(95,887)
Income tax benefit (expense)	(4,827)	71,268	(31,178)	(17,492)	(15,087)
Net income (loss)	$9,815	$(165,615)	$54,091	$28,579	$23,791

(1) Fiscal 2010 included 53 weeks.

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

(Dollars are in thousands)	2011	2010 (1)	2009	2008	2007
Adjusted EBITDA	$231,728	$239,848	$283,541	$252,573	$216,858
Gain/(loss) on extinguishment of debt	(15)	(791)	4,007	—	(2,212)
Interest expense, net	(87,491)	(88,256)	(91,483)	(95,001)	(78,413)
Income tax benefit (expense)	(4,827)	71,268	(31,178)	(17,492)	(15,087)
Stock-based compensation expense	2,153	3,478	6,367	3,321	3,657
Changes in operating assets and liabilities	6,621	(13,593)	(18,050)	(6,410)	6,335
Other	30,541	(57,129)	16,232	20,513	9,498
Net cash provided by operating activities	$178,710	$154,825	$169,436	$157,504	$140,636
Net cash used in investing activities	$(140,324)	$(97,521)	$(166,012)	$(115,513)	$(528,723)
Net cash (used in) provided by financing activities	$(25,255)	$(26,547)	$(50,732)	$103,694	$339,196

(1) Fiscal 2010 included 53 weeks.

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

References to “fiscal 2012” refer to our fiscal year which ends on September 27, 2012, references to “fiscal 2011” refer to our fiscal year which ended on September 29, 2011, references to “fiscal 2010” refer to our fiscal year which ended September 30, 2010, references to “fiscal 2009” refer to our fiscal year which ended September 24, 2009. All fiscal years presented included 52 weeks, except fiscal 2010, which included 53 weeks.

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that we believe are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast,” “goal,” “guidance” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated financial performance, projected costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, re-branding, re-imaging or otherwise converting our stores are forward-looking statements, as are our statements relating to our anticipated liquidity and debt reduction, our pricing strategies and their anticipated impact and our expectations relating to the costs and benefits of our merchandising and marketing initiatives. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	competitive pressures from convenience stores, fuel stations and other non-traditional retailers located in our markets;

•	volatility in oil and wholesale fuel costs;

•	political conditions in oil producing regions and global demand;

•	changes in credit card expenses;

•	changes in economic conditions generally and in the markets we serve;

•	consumer behavior, travel and tourism trends;

•	legal, technological, political and scientific developments regarding climate change;

•	wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;

•	federal and state regulation of tobacco products;

•	unfavorable weather conditions, the impact of climate change or other trends or developments in the southeastern United States;

•	inability to identify, acquire and integrate new stores or to divest our non-core stores to qualified buyers or operators on acceptable terms;

•	financial leverage and debt covenants, including increases in interest rates;

•	federal and state environmental, tobacco and other laws and regulations;

•	dependence on one principal supplier for merchandise and three principal suppliers for fuel;

•	dependence on senior management;

•	litigation risks, including with respect to food quality, health and other related issues;

•	inability to maintain an effective system of internal control over financial reporting;

•	disruption of our IT systems or a failure to protect sensitive customer, employee or vendor data; and

•	other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part I.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 13, 2011. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are the leading independently operated convenience store chain in the southeastern United States with 1,649 stores in 13 states as of September 29, 2011. Our stores operate under a number of select banners, with 1,562 of our stores operating under either the Kangaroo Express ® or Kangaroo ® banners, which are our primary operating banners. We derive our revenue from the sale of merchandise, fuel and other ancillary products and services designed to appeal to the convenience needs of our customers. Our strategy is to continue to improve upon our position as the leading independently operated convenience store chain in the southeastern United States in the following ways:

•	Strengthening our merchandising and marketing initiatives to improve sales;

•	sophisticated management of our fuel business;

•	leveraging our geographic economies of scale;

•	strong cash flow generation to reinvest in our business and reduce debt levels;

•	divesting of under-performing store assets and non-productive surplus properties.

Executive Summary

Our net income for fiscal 2011 was $9.8 million, or $0.44 per diluted share, and adjusted EBITDA for fiscal 2011 $231.7 million. Our total revenue for the year increased 12.0% to $8.1 billion primarily driven by higher retail fuel prices which rose from an average of $2.64 a gallon in fiscal 2010 to an average of $3.33 a gallon in fiscal 2011. We believe that the significant increase in our average fuel retail price per gallon negatively impacted our retail fuel gallon volume during fiscal 2011.

During fiscal 2011, we completed the rollout of our Fresh initiative to the Charlotte, NC, Birmingham, AL and Gulf Coast Mississippi markets. This initiative is focused on each of our core food and beverage offerings including coffee, hot dogs, fountain and frozen beverages, sandwiches and bakery. As of September 29, 2011 we have converted approximately 250 stores. We anticipate having approximately 340 stores converted by the end of our first quarter of fiscal 2012. We will continue to study the results generated by the Fresh initiative and potential areas for improvement in the program before deciding on future rollout plans.

During fiscal 2011, we reduced our long-term debt, net of cash and increased liquidity. Our outstanding long-term debt, net of cash decreased $25.3 million from fiscal 2010 to $533.4 million. Our liquidity, including cash on hand and borrowing availability under our revolving credit facility increased $28.2 million from fiscal 2010 to $334.6 million at the end of fiscal 2011. We were able to achieve these improvements by generating cash flow from operations of $178.9 million in fiscal 2011 compared to $154.8 million in fiscal 2010.

Our plans for fiscal 2012 will focus on:

•	Achieving a better balance between sales levels and margin contribution in order to enhance our competitiveness in the marketplace.

•	Product assortment and other marketing and merchandising initiatives to improve the productivity of our stores.

•	Investing capital as needed in stores that we have identified as core operating properties to provide a platform for future growth through our merchandising and marketing initiatives.

•
Reducing our corporate general and administrative expenses and our store operating expenses and improving our working capital position. We have launched initiatives to drive down these expenses which include renegotiating lease payments and bank fees as well as engaging a third party to supplement our non-merchandise procurement team for renegotiations and renewals.

•
Continuing to reduce leverage through payments on the senior credit facility and purchasing notes on the open market. Our excess cash flow, as defined in the senior credit facility, will require us to make a mandatory prepayment of approximately $27.6 million in the first quarter of fiscal 2012. Additionally, our current plan is to retire our outstanding convertible notes at or before maturity in November, 2012 using available cash on hand.

Market and Industry Outlook

There is currently a trend in the convenience store industry of companies concentrating on increasing and improving in-store food service offerings, including fresh foods, quick service restaurants or proprietary food offerings. Should this trend continue, we believe consumers may become more likely to patronize convenience stores that include such offerings, which may also lead to increased inside merchandise sales or gasoline sales for such stores. We are attempting to capitalize on this trend by improving our in-store food offerings. Currently, 233 of our convenience stores offer quick service restaurants, and we have launched a company-wide Fresh initiative to improve breakfast, lunch and snack experiences in our stores. We launched the program in fiscal 2010 and approximately 250 of our stores had the program implemented at the end of fiscal year 2011.

While the U.S. and global economies have shown signs of recovery, unemployment, underemployment and declining home prices remain above normal in the markets where a vast majority of our stores are located. The following table illustrates the unemployment trends in our primary markets over the last five years:

	2011(1)	2010	2009	2008	2007
North Carolina	10.5%	10.6%	10.8%	6.2%	4.7%
South Carolina	10.9%	11.2%	11.3%	6.8%	5.6%
Florida	10.6%	11.5%	10.2%	6.2%	4.0%
United States	9.1%	9.6%	9.3%	5.8%	4.6%

(1)	Data as of September 2011.

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

Wholesale fuel prices were volatile during fiscal 2011, fiscal 2010 and fiscal 2009, and we expect that they will remain volatile into the foreseeable future. During fiscal 2011, wholesale crude oil prices began the year at approximately $82 per barrel, reaching a high of approximately $114 per barrel in April, before returning to approximately $82 per barrel to finish our fiscal year. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Results of Operations

We believe the selected sales data and the percentage change in the dollar amounts of each of the items presented below are important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in MD&A provides an understanding of our business segment, our operations and our financial condition. The table below provides a summary of our selected financial data for fiscal 2011, fiscal 2010 and fiscal 2009, each of which contained 52 weeks, except fiscal 2010 which included 53 weeks:

(Dollars in thousands, except per gallon data)	2011	2010	2009
Selected financial data:
Merchandise revenue	$1,778,819	$1,797,860	$1,658,926
Merchandise gross profit[1]	$603,189	$607,464	$587,084
Merchandise margin	33.9%	33.8%	35.4%
Retail fuel data:
Gallons (in millions)	1,889.1	2,047.4	2,078.0
Margin per gallon	$0.135	$0.129	$0.149
Retail price per gallon	$3.33	$2.64	$2.24
Total fuel gross profit[1] [2]	$257,074	$264,685	$311,344
Comparable store data:
Merchandise sales increase (decrease) (%)	0.2%	5.6%	0.0%
Merchandise sales increase (decrease)	$2,908	$91,849	$327
Fuel gallons (decrease) increase (%)	(7.4%)	(4.9%)	(3.3%)
Fuel gallons (decrease) increase (in thousands)	(147,239)	(102,629)	(68,481)
Number of stores:
End of period	1,649	1,638	1,673
Weighted-average store count	1,655	1,652	1,657

[1]	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

[2]	We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment.

The table below provides a summary of the estimated impact of the 53rd week on revenue, gross profit, expenses and gallons sold for fiscal 2010:

	September 30, 2010
(Dollars in thousands, except gallon data)	As reported	Impact of 53rd week	As adjusted
Revenue:
Merchandise	$1,797,860	$(33,462)	$1,764,398
Fuel	5,467,402	(99,200)	5,368,202
Total revenues	$7,265,262	$(132,662)	$7,132,600
Gross profit:
Merchandise	$607,464	$(11,312)	$596,152
Fuel	264,685	(3,872)	260,813
Total gross profit	$872,149	$(15,184)	$856,965

Retail fuel gallons sold (in millions)	2,047.4	(37.3)	2,010.1

Store operating expenses	$536,618	$(8,067)	$528,551
General and administrative	$95,683	$(2,170)	$93,513
Depreciation and amortization	$120,605	$(2,112)	$118,493
Interest expense, net	$88,256	$(819)	$87,437

Fiscal 2011 Compared to Fiscal 2010

Merchandise Revenue and Gross Profit.   Merchandise revenue for fiscal 2011 increased $14.4 million, or 0.8%, from fiscal 2010, excluding the estimated impact of the 53rd week. The increase is primarily attributable to revenue from acquired stores and comparable store sales growth, partially offset by lost revenue from closed stores. The increase in merchandise revenue of $31.1 million from stores acquired since the beginning of fiscal 2010 outpaced lost revenue of $22.7 from stores closed since the beginning of fiscal 2010. The increase in merchandise revenue of $2.9 million from comparable store sales growth was primarily attributable to growth in our service revenue.

Merchandise gross profit for fiscal 2011 increased $4.3 million, or 1.2%, from fiscal 2010, excluding the estimated impact of the 53rd week. This increase is primarily attributable to the $14.4 million increase in merchandise revenue discussed above and the 10 basis point increase in merchandise margin from 33.8% for fiscal 2010 to 33.9% for fiscal 2011. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons, and Gross Profit.   Fuel revenue for fiscal 2011 increased $991.5 million, or 18.5%, from fiscal 2010, excluding the estimated impact of the 53rd week. This increase is primarily attributable to a 26.1% increase in the average retail fuel price per gallon from $2.64 for fiscal 2010 to $3.33 for fiscal 2011, partially offset by a decrease in retail fuel gallons sold of 120.6 million gallons, or 6.0%. The increase in our average retail price per gallon was primarily due to rising domestic crude oil prices, which resulted in higher wholesale and retail fuel costs. In fiscal 2010, domestic crude oil prices began at approximately $66 per barrel, reaching a high of approximately $87 per barrel in the third quarter, and ended the year at $80 per barrel. In fiscal 2011, domestic crude oil prices began at approximately $80 per barrel, reaching a high of approximately $114 per barrel in the third quarter, and ended the year at approximately $82 per barrel. The decrease in retail fuel gallons sold for fiscal 2011 is primarily attributable to a decrease in comparable store gallons sold and lost gallons sold from closed stores, partially offset by gallons sold from acquired stores. The decrease in comparable store retail fuel gallons sold of 147.2 million gallons, or 7.4%, is primarily due to the significant year-over-year increase in retail prices, which negatively impacted miles driven in our markets. Our efforts to focus on fuel margin dollars also negatively impacted our retail fuel volumes. The increase in retail fuel volume of 45.7 million gallons sold from stores acquired since the beginning of fiscal 2010 outpaced lost retail fuel volume of 16.2 million gallons sold from stores closed since the beginning of fiscal 2010.

Fuel gross profit for fiscal 2011 decreased $3.7 million, or 1.4%, from fiscal 2010, excluding the estimated impact of the 53rd week. This decrease was primarily due to the decline in gallon volume discussed above, partially offset by a 0.6 cent increase in retail margin per gallon from 12.9 cents in fiscal 2010 to 13.5 cents for fiscal 2011. The increase in retail margin per gallon is partially attributable to our efforts to maximize gross profit contribution which did result in some added pressure to our retail fuel volume. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel margin per gallon inclusive of credit card processing fees and repairs and maintenance on fuel equipment. These fees and costs totaled $0.066 per gallon and $0.055 per gallon for fiscal 2011 and fiscal 2010, respectively. The increase in these fees was primarily due to higher average retail fuel prices.

Store Operating.  Store operating expenses for fiscal 2011 decreased $4.2 million or 0.8% from fiscal 2010, excluding the estimated impact of the 53rd week. The improvement is primarily due to lower labor costs driven by our continued efforts to better match employee staffing with expected customer traffic, favorable trends in medical costs and our efforts to reduce facility related costs. These reductions were partially offset by increased advertising associated with our promotional activity.

General and Administrative.   General and administrative expenses for fiscal 2011 increased $10.7 million, or 11.4%, from fiscal 2010, excluding the estimated impact of the 53rd week. The increase is primarily due to additional personnel investments in marketing and information technology, increased advertising expenses and expenses associated with the acquisition of 47 stores from Presto in the first quarter of fiscal 2011, plus the impact of real estate gains recognized in fiscal 2010. We continue to launch initiatives to drive down our general and administrative costs which include renegotiating lease payments, renegotiating bank fees and engaging a third party to supplement our non-merchandise procurement team for renegotiations and renewals.

Depreciation and Amortization.   Depreciation and amortization expenses for fiscal 2011 decreased $1.5 million, or 1.2%, from fiscal 2010, excluding the estimated impact of the 53rd week. The decrease is primarily due to accelerating depreciable lives of certain assets in fiscal 2010 related to re-imaging of several of our Chevron® branded locations and assets that were part of our new in-store initiative projects.

Impairment Charges.    During our fiscal 2011 annual impairment testing of goodwill we determined in step one of the test that fair value exceeded book value by a significant amount. Subsequent to the date of our annual impairment test, we experienced a decline in our market capitalization to less than our book value for a short period of time. However, we are unaware of any specific events or changes in circumstances precipitating the decline in market capitalization that would represent an indicator of impairment. As a result, no impairment charges related to goodwill were recognized for fiscal 2011. During our fiscal 2010 impairment testing of goodwill we concluded that the carrying value of our goodwill exceeded its implied fair value. As a result we recorded a non-cash pre-tax impairment charge of $230.8 million. See Note 5—Goodwill and Other Intangible Assets and Note 6—Asset Impairments in “Part II Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

There were no intangible asset impairments for fiscal year 2011. During fiscal 2010, we performed interim impairment testing of our Petro Express® trade name due to events and changes in circumstances that resulted in a change to the estimate of the remaining useful life from indefinite to finite-lived. As a result of the impairment test, we recorded an impairment charge to write-off the carrying value of the trade name of approximately $21.3 million. See Note 6—Asset Impairments and Note 19—Fair Value Measurements in “Part II.—Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

In April 2011, management made a strategic decision to market certain surplus properties and operating stores for sale. As a result, we recorded impairment charges related to surplus properties of approximately $7.3 million and operating stores of $5.2 million during fiscal year 2011. In December 2009, management made a decision not to develop stores on certain surplus properties. As a result, we recorded impairment charges related to surplus properties of approximately $7.8 million and operating stores of $7.2 million during fiscal 2010. See Note 6—Asset Impairments and Note 19—Fair Value Measurements in “Part II.—Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Cash flows vary for each store year to year and as a result, we have identified and recorded impairment charges of approximately $5.2 million and $7.2 million during the fiscal year ended September 29, 2011 and September 30, 2010, respectively primarily due to changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. See Note 6—Asset Impairments and Note 19—Fair Value Measurements in “Part II.—Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

Gain(Loss) on Extinguishment of Debt.    The loss on extinguishment of debt of $15 thousand during fiscal 2011 relates to the repurchase of $10 million in principal amount of our subordinated notes, partially offset by the write-off of $65 thousand of unamortized deferred financing costs. The loss on extinguishment of debt of $791 thousand during fiscal 2010 relates to the repurchase of approximately $16.2 million in principal amount of our convertible notes.

Interest Expense, Net.   Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of an insignificant amount of interest income. Interest expense, net for fiscal 2011 was consistent with fiscal 2010, excluding the impact of the 53rd week.

Income Tax Expense (Benefit).   Our effective tax rate for fiscal 2011 was 33.0% compared to 30.1% for fiscal 2010. The increase in our effective rate is primarily the result of the impact of the goodwill impairment charge in fiscal 2010.

Adjusted EBITDA.   We define Adjusted EBITDA as net income (loss) before interest expense, net, gain/loss on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for fiscal 2011 was $231.7 million, which was a decrease of $8.1 million, or 3.4%, from fiscal 2010. This decrease is primarily attributable to the variances discussed above.

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

The following table contains a reconciliation of Adjusted EBITDA to net income (loss):

(Dollars in thousands)	2011	2010 (1)
Adjusted EBITDA	$231,728	$239,848
Impairment charges	(12,555)	(267,079)
Loss on extinguishment of debt	(15)	(791)
Interest expense, net	(87,491)	(88,256)
Depreciation and amortization	(117,025)	(120,605)
Income tax benefit (expense)	(4,827)	71,268
Net income (loss)	$9,815	$(165,615)

(1) Fiscal 2010 included 53 weeks.

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

(Dollars in thousands)	2011	2010 (1)
Adjusted EBITDA	$231,728	$239,848
Loss on extinguishment of debt	(15)	(791)
Interest expense, net	(87,491)	(88,256)
Income tax benefit (expense)	(4,827)	71,268
Stock-based compensation expense	2,153	3,478
Changes in operating assets and liabilities	6,621	(13,593)
Other	30,541	(57,129)
Net cash provided by operating activities	$178,710	$154,825
Net cash used in investing activities	$(140,324)	$(97,521)
Net cash used in financing activities	$(25,255)	$(26,547)

(1) Fiscal 2010 included 53 weeks.

Fiscal 2010 Compared to Fiscal 2009

Merchandise Revenue and Gross Profit.   Merchandise revenue for fiscal 2010 increased $105.5 million or 6.4%, from fiscal 2009, excluding the estimated impact of the 53rd week. The increase is primarily attributable to comparable store sales growth and revenue from acquired stores, partially offset by lost revenue from closed stores. Comparable store sales growth of 5.6% accounted for a $91.8 million increase in merchandise revenue. Although the sluggish economy has decreased merchandise unit sales, the increase in comparable store merchandise revenue was primarily attributed to increased retail prices resulting from the recent increases in federal and state excise cigarette taxes. The increase in merchandise revenue of $33.8 million from stores acquired and constructed since the beginning of fiscal 2009 outpaced lost revenue of $17.8 million from stores closed since the beginning of fiscal 2009.

Merchandise gross profit for fiscal 2010 increased $9.1 million, or 1.5%, from fiscal 2009, excluding the estimated impact of the 53rd week. This increase is primarily attributable to the $105.5 million increase in merchandise revenue discussed above, partially offset by the 160 basis point decrease in merchandise gross margin to 33.8% for fiscal 2010 from 35.4% for fiscal 2009. The decrease in merchandise gross margin is primarily due to the continued impact of increased state and federal excise taxes in the cigarette category. We saw large increases in federal excise taxes during fiscal year 2009, including an increase of $0.62 per pack on April 1, 2009. Additionally, Florida increased state excise taxes $1.00 per pack effective July 1, 2009, which impacted approximately 26% of our stores. While we attempted to pass on the increased cost to our customers, the tax increase resulted in lower unit volumes and reduced merchandise margins. Our increased promotional activity to support our Fresh program also contributed to the decrease in our merchandise gross margin in the form of increased markdowns. Our Fresh program is designed to improve comparable store sales and merchandise gross margin with focus on coffee, meals and snacks. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons, and Gross Profit.   Fuel revenue for fiscal 2010 increased $637.0 million, or 13.5%, from fiscal 2009, excluding the estimated impact of the 53rd week. This increase is primarily attributable to a 17.9% increase in the average retail fuel price per gallon from $2.24 for fiscal 2009 to $2.64 for fiscal 2010, partially offset by a decrease in retail fuel gallons sold of 67.9 million gallons, or 3.3%, excluding the estimated impact of the 53rd week. The increase in our average retail price per gallon was primarily due to rising domestic crude oil prices, which resulted in higher wholesale and retail fuel costs. In fiscal 2010, domestic crude oil prices began at approximately $66 per barrel, reaching a high of approximately $87 per barrel in the third quarter, and ended the year at $80 per barrel. The decrease in retail fuel gallons sold for fiscal 2010 is primarily attributable a decrease in comparable store gallons sold and lost gallons sold from closed stores, partially offset by gallons sold from acquired stores. The decrease in comparable store retail fuel gallons sold of 102.6 million gallons, or 4.9%, is primarily due to the significant year-over-year increase in retail prices, which negatively impacted miles driven in our markets. Our efforts to focus on fuel margin dollars also added pressure to our retail fuel volumes. The increase in retail fuel volume of 44.2 million gallons sold from stores acquired since the beginning of fiscal 2009 outpaced lost retail fuel volume of 11.7 million gallons sold from stores closed since the beginning of fiscal 2009.

Fuel gross profit for fiscal 2010 decreased $50.5 million, or 16.2%, from fiscal 2009, excluding the estimated impact of the 53rd week. This decrease was primarily due to our retail gross profit per gallon declining from $0.149 in fiscal 2009 to $0.129 for fiscal 2010 and by the decline in gallon volume discussed above. The decrease in retail gross profit per gallon is partially attributable to an unusually high fuel margin of $0.26 cents per gallon in the first quarter of fiscal 2009. As a result of a continued global economic recession which impacted oil demand, we experienced a sharp decline in oil and fuel prices in our first quarter of fiscal 2009, which favorably impacted our fuel margins. Our margin per gallon of $0.129 for fiscal 2010 was consistent with our historical averages. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel margin per gallon inclusive of credit card processing fees and repairs and maintenance on fuel equipment. These fees and costs totaled $0.055 per gallon and $0.047 per gallon for fiscal 2010 and fiscal 2009, respectively. The increase in these fees was primarily due to higher average retail fuel prices.

Store Operating.  Store operating expenses for fiscal 2010 increased $12.9 million or 2.5% from fiscal 2009, excluding the estimated impact of the 53rd week. The increase in store operating expenses is primarily due to costs associated with the remodeling and re-imaging of many of our stores, an expanded store employee training program, increased store advertising and other costs associated with the promotion of our Fresh program.

General and Administrative.   General and administrative expenses for fiscal 2010 decreased $5.7 million, or 5.8%, from fiscal 2009, excluding the estimated impact of the 53rd week. The decrease in general and administrative expenses is primarily due to significant costs for accelerated vesting of stock-based compensation and CEO transition costs that were incurred in fiscal 2009 but not in fiscal 2010.

Depreciation and Amortization.   Depreciation and amortization expenses for fiscal 2010 increased $9.8 million, or 9.0%, from fiscal 2009, excluding the estimated impact of the 53rd week. The increase is primarily due to accelerating depreciable lives of certain assets in fiscal 2010 related to re-imaging of several of our Chevron® branded locations and assets that were part of our new in-store initiative projects.

Impairment Charges.   During our fiscal 2010 impairment testing of goodwill we concluded that the carrying value of our goodwill exceeded its implied fair value. As a result we recorded a non-cash pre-tax impairment charge of $230.8 million. There were no goodwill impairment charges for fiscal 2009. See Note 5—Goodwill and Other Intangible Assets and Note 6—Asset Impairments in “Part II Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

During fiscal 2010, we performed interim impairment testing of our Petro Express® trade name due to events and changes in circumstances that resulted in a change to the estimate of the remaining useful life from indefinite to finite-lived. As a result of the impairment test, we recorded an impairment charge to write-off the carrying value of the trade name of approximately $21.3 million. During fiscal 2009, we recorded an impairment charge to write down the carrying value of the Golden Gallon® trade name of $900 thousand. See Note 6—Asset Impairments and Note 19—Fair Value Measurements in “Part II.—Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

In December 2009, management made a decision not to develop stores on certain surplus properties. As a result, we recorded impairment charges related to surplus properties of approximately $7.8 million during fiscal 2010. There were no surplus properties impaired during fiscal 2009. See Note 6—Asset Impairments and Note 19—Fair Value Measurements in “Part II.—Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Cash flows vary for each store year to year and as a result, we have identified and recorded impairment charges of approximately $7.2 million and $1.2 million during the fiscal year ended September 30, 2010 and September 24, 2009, respectively primarily due to changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. See Note 6—Asset Impairments and Note 19—Fair Value Measurements in “Part II.—Item 8. Financial Statements—Notes to Consolidated Financial Statements”.

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

Interest Expense, Net.   Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for fiscal 2010 decreased $4.0 million, or 4.4%, from fiscal 2009, excluding the impact of the 53rd week. The decrease is primarily a result of declining interest rates and lower average outstanding borrowings.

Income Tax Expense (Benefit).   Our effective tax rate for fiscal 2010 was 30.1% compared to 36.6% for fiscal 2009. The decrease in our effective rate is primarily the result of the impact of the goodwill impairment charge in fiscal 2010.

Adjusted EBITDA.   Adjusted EBITDA for fiscal 2010 was $239.8 million, which was a decrease of $43.7 million, or 15.4%, from fiscal 2009. This decrease is primarily attributable to the variances discussed above.

The following table contains a reconciliation of Adjusted EBITDA to net income:

(Dollars in thousands)	2010 (1)	2009
Adjusted EBITDA	$239,848	$283,541
Impairment charges	(267,079)	(2,084)
Gain (loss) on extinguishment of debt	(791)	4,007
Interest expense, net	(88,256)	(91,483)
Depreciation and amortization	(120,605)	(108,712)
Income tax benefit (expense)	71,268	(31,178)
Net income (loss)	$(165,615)	$54,091

(1) Fiscal 2010 included 53 weeks.

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

(Dollars in thousands)	2010 (1)	2009
Adjusted EBITDA	$239,848	$283,541
Gain (loss) on extinguishment of debt	(791)	4,007
Interest expense, net	(88,256)	(91,483)
Income tax benefit (expense)	71,268	(31,178)
Stock-based compensation expense	3,478	6,367
Changes in operating assets and liabilities	(13,593)	(18,050)
Other	(57,129)	16,232
Net cash provided by operating activities	$154,825	$169,436
Net cash used in investing activities	$(97,521)	$(166,012)
Net cash used in financing activities	$(26,547)	$(50,732)

(1) Fiscal 2010 included 53 weeks.

Liquidity and Capital Resources

(Dollars in thousands)	2011	2010 (2)	2009

Cash and Cash Equivalents at beginning of year	$200,637	$169,880	$217,188
Cash Flows from Operating Activities	178,710	154,825	169,436
Cash Flows from Investing Activities	(140,324)	(97,521)	(166,012)
Cash Flows from Financing Activities	(25,255)	(26,547)	(50,732)
Cash and Cash Equivalents at end of year	$213,768	$200,637	$169,880

Working capital	$173,346	$185,286	$158,158

Consolidated total adjusted leverage ratio (1)	5.25	5.20	4.52

(1)	As defined by the senior credit facility agreement.
(2)	Fiscal 2010 included 53 weeks.

We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, together with cash on hand will provide sufficient funds to finance our operations  for at least the next 12 months. As of September 29, 2011, we had approximately $213.8 million in cash and cash equivalents and approximately $120.8 million in available borrowing capacity under our revolving credit facility, approximately $55.8 million of which was available for the issuances of letters of credit. We generated excess cash flow as defined in the senior credit facility of approximately $55.2 million in fiscal 2011 which will require us to make a mandatory prepayment of approximately $27.6 million in the first quarter of fiscal 2012. Our convertible notes mature in November, 2012 and we currently anticipate retiring those notes on or before the maturity date with available cash on hand.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may have a material effect on our liquidity, financial condition and results of operations. During fiscal 2011, we purchased $10.0 million in principal amount of our subordinated notes on the open market. During fiscal 2010, we purchased approximately $16.2 million in principal amount of our convertible notes on the open market.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Cash provided by operating activities is our primary source of liquidity. We rely primarily upon cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility, lease finance transactions, and asset dispositions to finance our operations, pay interest and principal on our debt and fund capital expenditures. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

Cash Flows from Operating Activities.  Net cash provided by operating activities for fiscal 2011 totaled $178.7 million compared to $154.8 million in fiscal 2010 and $169.4 million in fiscal 2009. The $23.9 million increase in cash flow from operations in fiscal 2011 compared to fiscal 2010 is primarily due to increased fuel vendor reimbursements and changes in working capital. We received $13.0 million in fuel vendor allowances in fiscal 2011 compared to $247 thousand in fiscal 2010 which are recorded in deferred vendor rebates and amortized through fuel cost of goods sold.  The change in working capital is due to a higher level of accounts payable and lower inventories offset by an increase in receivables. The increase in accounts payable and lower inventory levels is attributable to our efforts to better manage our net working capital position. The increase in receivables is primarily due to higher credit card receivables as a result of increased gasoline retail prices and increased income tax receivables.

Cash Flows from Investing Activities.  Net cash used in investing activities was $140.3 million in fiscal 2011 compared to $97.5 million in fiscal 2010. The increase of $42.8 million was primarily due to an increase in acquisition activity in fiscal 2011 compared to fiscal 2010. During fiscal 2011, we purchased 48 stores using available cash on hand. Total consideration paid, net of cash acquired was $47.6 million. There were no acquisitions during fiscal 2010.

Capital expenditures (excluding all acquisitions) for fiscal 2011 were $100.7 million compared to $101.1 million in fiscal 2010. Our capital expenditures are primarily expenditures for store improvements, fuel imaging, store equipment, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease finance transactions, borrowings under our senior credit facility and asset dispositions and vendor reimbursements. During fiscal 2011 and 2010, we received $13.0 million and $247 thousand, respectively, in vendor reimbursements related to fuel.

We anticipate that capital expenditures for fiscal 2012 will be approximately $90.0 million to $100.0 million, assuming no material cost for fuel rebranding.

Cash Flows from Financing Activities.   For fiscal 2011, net cash used in financing activities was $25.3 million. The net cash used in financing activities is primarily the result of scheduled repayments of long-term debt of $7.2 million, purchasing $10.0 million in principal amount of our subordinated notes and repayments of lease finance obligations of $7.4 million. The amounts and components of cash flows from financing activities were consistent with the prior year.

Senior Credit Facility.   The credit agreement which defines the terms of our senior credit facility includes (i) a $225.0 million revolving credit facility, (ii) a $350.0 million initial term loan facility and (iii) a $100.0 million delayed draw term loan facility. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement. At September 29, 2011 we had $406.5 million in term loans outstanding under our senior credit facility. As of September 29, 2011, we had no borrowings outstanding under the revolving credit facility and approximately $104.2 million of standby letters of credit had been issued. Therefore, we had approximately $120.8 million in available borrowing capacity under the revolving credit facility (approximately $55.8 million of which was available for issuances of letters of credit).

On August 8, 2011, we amended our credit agreement to increase the letter of credit limit under our revolving credit facility to $160.0 million from $120.0 million. The amendment also allows for amounts not used under our allowed restricted junior payments to be carried over to subsequent fiscal years and increases our ability to make asset sales in any four quarter period. Costs incurred to complete the amendment were not material and will be amortized over the remaining life of the agreement. The revolving credit facility has been, and will continue to be, used for our working capital and general corporate requirements and is also available for refinancing or buying back certain of our existing indebtedness and issuing commercial and standby letters of credit. A maximum of $160.0 million of the revolving credit facility is available as a letter of credit sub-facility and up to $15.0 million of the revolving credit facility is available for swingline loans. The revolving credit facility matures in May 2013, and the term loan facility and delayed draw term loan facility mature in May 2014.

Our borrowings under the term loans bear interest, at our option, at either the base rate (generally the applicable prime lending rate of Wells Fargo & Company as successor to Wachovia Bank (“Wachovia Bank”), as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated total leverage ratio (as defined in our credit agreement) is less than  4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.

Our borrowings under the revolving credit facility bear interest, at our option, at either the base rate (generally the applicable prime lending rate of Wachovia Bank, as announced from time to time) plus 0.25% or LIBOR plus 1.50%. If our consolidated total leverage ratio (as defined in our credit agreement) is greater than or equal to 4.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are increased by 0.25%, and if the consolidated total leverage ratio is less than or equal to 3.00 to 1.00, the applicable margins on borrowings under the revolving credit facility are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.

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

As a result of our excess cash flow during fiscal 2010, we made a mandatory prepayment of approximately $4.0 million of outstanding amounts under our senior credit facility in the second quarter of fiscal 2011. Operations for fiscal 2011 will result in a mandatory prepayment of approximately $27.6 million to be paid in the first quarter of fiscal 2012.

The credit agreement governing our senior credit facility contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions). As of September 29, 2011, we were in compliance with these covenants and restrictions and the financial covenants include:

•	maximum total adjusted leverage ratio (as defined in the credit agreement) of less than or equal to 6.25 to 1.00; and

•	minimum interest coverage ratio (as defined in the credit agreement) of greater than or equal to 2.25 to 1.00.

Other covenants, among other things, limit our ability to:

•	incur indebtedness;

•	incur liens or other encumbrances;

•	enter into joint ventures, acquisitions and other investments;

•	make capital expenditures;

•	become liable with respect to certain contingent obligations;

•	change our line of business;

•	enter into mergers, consolidations and similar combinations;

•	sell or dispose of our assets, other than in the ordinary course of business;

•	enter into transactions with affiliates;

•	pay dividends or make other distributions with respect to our common stock;

•	redeem, retire, repurchase, or otherwise acquire for value any of our common stock or make payments to retire or obtain the surrender of warrants, options, or other rights to acquire our common stock;

•	make payments on any subordinated indebtedness (as defined in the credit agreement);

•	change our fiscal year;

•	enter into sale-leaseback transactions; and

•	change our organizational documents.

The credit agreement governing our senior credit facility contains customary events of default including, but not limited to:

•	failure to make payments when due;

•	breaches of representations and warranties;

•	breaches of covenants;

•	defaults under other indebtedness;

•	bankruptcy or insolvency;

•	judgments in excess of specified amounts;

•	ERISA events;

•	a change of control (as such term is defined in our senior credit facility); and

•	invalidity of the guaranty or other documents governing our senior credit facility.

An event of default under our credit agreement, if not cured or waived, could result in the acceleration of all our indebtedness under our senior credit facility (and other indebtedness containing cross default provisions).

Senior Subordinated Notes.   We have outstanding $237.0 million of our subordinated notes. Interest on the subordinated notes is due on February 15 and August 15 of each year. We incurred approximately $6.6 million in financing costs associated with the notes, which were deferred and will be amortized over the life of the subordinated notes.

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

The indenture governing our subordinated notes also places conditions on the terms of asset sales or transfers and requires us either to reinvest the cash proceeds of an asset sale or transfer, or, if we do not reinvest those proceeds, to pay down our senior credit facility or other senior debt or to offer to redeem our subordinated notes with any asset sale proceeds not so used. In addition, upon the occurrence of a change of control, we will be required to offer to purchase all of the outstanding subordinated notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of redemption. Under the indenture governing our subordinated notes, a change of control is deemed to occur if (a) any person, other than certain “permitted holders” (defined as any member of our senior management), becomes the beneficial owner of more than 50% of the voting power of our common stock, (b) any person, or group of persons acting together, other than a permitted holder, becomes the beneficial owner of more than 35% of the voting power of our common stock and the permitted holders own a lesser percentage than such other person, or (c) the first day on which a majority of the members of our Board of Directors are not “continuing Directors” (as defined in the indenture).As of September 29, 2011, we may redeem the subordinated notes in whole or in part at a redemption price that is 101.292% and decreases to 100.0% after February 15, 2012. As of September 29, 2011, we were in compliance with these covenants and restrictions.

Senior Subordinated Convertible Notes.   We have outstanding $109.8 million of our convertible notes, which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we would remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount outstanding of the convertible notes as a current liability upon occurrence of these events. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter.

Simultaneously with the sale of the convertible notes we incurred approximately $18.5 million associated with separate convertible bond hedge and warrant transactions entered into with one or more affiliates of Merrill Lynch, Pierce, Fenner & Smith Incorporated, which were designed to limit our exposure to potential dilution from conversion of the convertible notes.

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

Shareholders’ Equity.   As of September 29, 2011, our shareholders’ equity totaled $322.3 million. The increase of $14.2 million in shareholders’ equity from September 30, 2010 is primarily attributable to fiscal 2011 net income of $9.8 million. An increase in additional paid-in capital of $3.1 million and a decrease in accumulated other comprehensive deficit of $1.3 million also contributed to the increase. The increase in additional paid in capital is primarily due to the exercise of stock options, stock-based compensation expense and tax benefits associated with the note hedge we entered into in connection with the issuance of our convertible notes.

Contractual Obligations and Commitments

Contractual Obligations.   The following table summarizes by fiscal year our expected long-term debt payment schedule, lease finance obligation commitments, future operating lease commitments and purchase obligations as of September 29, 2011:

Contractual Obligations and Commitments

(Dollars in thousands)	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total
Contractual Obligations
Long-term debt (1)	$31,883	$114,045	$607,467	—	—	—	$753,395
Interest (2)	30,193	27,626	11,329	—	—	—	69,148
Lease finance obligations (3)	51,218	50,877	49,996	49,359	48,641	259,043	509,134
Operating leases (4)	76,648	68,375	57,859	47,003	36,822	146,624	433,331
Purchase obligations (5)	8,100	—	—	—	—	—	8,100
Total contractual obligations (6)	$198,042	$260,923	$726,651	$96,362	$85,463	$405,667	$1,773,108
Other Commercial Commitments
Letters of credit (7)	$104,191	—	—	—	—	—	$104,191

(1)
Included in long-term debt are principal amounts owed on our subordinated notes, convertible notes and senior credit facility. These borrowings are further explained above under “—Liquidity and Capital Resources” and in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Long-Term Debt.” The table assumes our long-term debt is held to maturity. The revolving credit facility matures in May 2013, and the term loan facility and delayed draw term loan facility mature in May 2014.

(2)
Included in interest are expected payments on our subordinated notes, convertible notes, senior credit facility and interest rate swap agreements. Variable interest on our senior credit facility and swap agreements is based on the LIBOR associated with our senior credit facility, which last reset on August 31, 2011. See “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Long-Term Debt.”

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

(6)
Excluded from the contractual obligations table are $12.0 million in long-term environmental reserves and $26.5 million in long-term tank removal reserves, each of which is included in other noncurrent liabilities on our consolidated balance sheet. We have excluded these liabilities from the contractual obligations table because we are unable to precisely predict the timing or ultimate cash settlement amounts of these reserves. Our environmental reserves are further explained in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14—Commitments and Contingencies” and our long-term tank removal reserves are further explained in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Asset Retirement Obligations.”

(7)	Represents our standby letters of credit issued under our senior credit facility as of September 29, 2011. At maturity, we expect to renew a significant number of our standby letters of credit.

Environmental Considerations.   As of September 29, 2011, environmental reserves of approximately $5.9 million and $12.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 30, 2010, environmental reserves of approximately $5.4 million and $18.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These reserves represent our estimates for future expenditures for remediation, tank removal and litigation associated with 187 and 277 known contaminated sites as of September 29, 2011 and September 30, 2010, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $9.6 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we may spend up to $8.2 million for remediation, tank removal and litigation. The increase in our estimated expenditures for remediation and related litigation is primarily due to lower than expected coverage for certain known remediation costs. Also, as of September 29, 2011 and September 30, 2010, there were an additional 589 and 510 sites, respectively, each year that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve.

Merchandise Supply Agreement.   We have a distribution service agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We also purchase the majority of the cigarettes we sell from McLane. The agreement with McLane continues through December 31, 2014 and contains no minimum purchase requirements. We purchase products at McLane’s cost plus an agreed upon percentage, reduced by any promotional allowances and volume rebates offered by manufacturers and McLane. In addition, we received an initial service allowance, which is being amortized over the term of the agreement, and also receive additional per store service allowances, both of which are subject to adjustment based on the number of stores in operation. Total purchases from McLane exceeded 55% of our total merchandise purchases in fiscal 2011.

Fuel Supply Agreements.   We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2012 to 2017. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume sold.

We have historically purchased our branded fuel and diesel fuel under supply agreements with major oil companies, including Marathon®, BP ®, CITGO ®, Chevron ®, ExxonMobil ®, ConocoPhillips® and Motiva Enterprises (a Shell® joint venture). The fuel purchased has generally been based on the stated rack price, or market price, quoted at each terminal as adjusted per applicable contracts. These supply agreements have expiration dates ranging from 2012 to 2017 and contain provisions for various payments to us based on volume of purchases and vendor allowances. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased. These agreements also, in certain instances, give the supplier a right of first refusal to purchase certain assets used by us to sell their fuel.

Our Master Conversion Agreement with Marathon® provides that Marathon® will reimburse us for the costs incurred in converting certain convenience store locations to comply with Marathon® branding requirements, which costs will be amortized over the term of the Master Conversion Agreement. Our Product Supply Agreement and Guaranteed Supply Agreement with Marathon® requires us to purchase a minimum volume of a combination of Marathon® branded and unbranded gasoline and distillates, annually. If we fail to purchase the annual minimum amounts, Marathon® has the right to terminate those agreements and receive the unamortized balance of the investment provided for under the Master Conversion Agreement. Our contract with Marathon for unbranded fuel and distillate expires on December 31, 2017, and our contract with Marathon for branded fuel and distillate expires on June 30, 2013, with an option for the Company to renew until December 31, 2017. For the year ended September 29, 2011, Marathon® supplied approximately 40% of our fuel purchases.

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded fuel is measured each year over a one-year period during the remaining term of the agreement. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. We did not meet the minimum volume requirement for the one-year period ending September 30, 2010; however, BP® agreed to waive the amount owed under the minimum volume guarantee. We met the minimum volume requirements for the one-year period ended September 30, 2011.

We have a fuel supply agreement with CITGO® which expires in 2013. We also have an agreement with ExxonMobil Corporation which provides us with another potential branded product supplier through August 2013. Currently, BP ® supplies approximately 25% of our total fuel volume, which is sold under the BP ® /Amoco ® brand, and CITGO ® supplies approximately 16% of our total fuel volume. CITGO ® supplies both our private brand fuel, which is sold under our own Kangaroo® and other brands, and CITGO® branded fuel. Most of the remaining locations, primarily in Florida, are branded by Chevron ®. We entered into these branding and supply agreements to provide a more consistent operating identity while helping us to maximize our fuel gallon growth and fuel gross profit dollars. In order to receive certain benefits under these contracts, we must first meet certain purchase levels. With the exception of our commitment to BP ®as mentioned above, we have met these purchase levels and expect to continue to do so at least through fiscal 2012.

Other Commitments.   We make various other commitments and become subject to various other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. Management believes that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations. In addition, like all public companies, we have faced, and will continue to face, increased costs in order to comply with new rules and standards relating to corporate governance and corporate disclosure, including the Sarbanes-Oxley Act of 2002, the Financial Accounting Standards Board, the Dodd-Frank Act, new SEC regulations and NASDAQ rules. We intend to devote all reasonably necessary resources to comply with evolving standards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial position, results of operations or cash flows.

Inflation

Wholesale fuel prices were volatile during fiscal 2011, fiscal 2010 and fiscal 2009, and we expect that they will remain volatile into the foreseeable future. During fiscal 2011, wholesale crude oil prices began the year at approximately $82 per barrel, reaching a high of approximately $114 per barrel in April, before returning to approximately $82 per barrel to finish our fiscal year. During fiscal 2010, wholesale crude oil prices started with a low of $66 per barrel on the first day of fiscal 2010 then increased to a high of $87 per barrel in the third quarter of fiscal 2010, and ended the year at $80 per barrel. During fiscal 2009, wholesale crude oil prices hit a high of approximately $107 per barrel in September 2008 and a low of approximately $34 per barrel in December 2008.

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

General Consumer Price Index, excluding energy, increased 2.4% during fiscal 2011, 0.9% during fiscal 2010 and 1.2% during fiscal 2009. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material adverse effect on our sales and gross profit.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact, if any, this ASU will have on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. This standard is effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. We are currently evaluating the impact, if any, this ASU will have on our consolidated financial statements.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 1 of Notes to Consolidated Financial Statements for a listing of our significant accounting policies.

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

Self-Insurance Liabilities.   We self-insure a significant portion of expected losses under our workers’ compensation, general liability and employee medical programs. We have recorded accrued liabilities based on our estimates of the ultimate costs to settle incurred and incurred but not reported claims.  During fiscal 2011, our self-insurance liabilities increased approximately $3.0 million to $32.7 million as of September 29, 2011.

We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased medical costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position. A 10% change in our estimate for our self-insurance liability would have affected net earnings for fiscal 2011 by approximately $3.3 million.

Long-Lived Assets – Operating Stores.   Long-lived assets at the individual store level are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Our primary indicator that operating store assets may not be recoverable is consistent minimal positive or negative cash flow for a 12-month period for those stores that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing results.  Management also monitors other factors when evaluating operating stores for impairment, including individual stores execution of their operating plans and local market conditions.

When an evaluation is required, the projected future undiscounted cash flows to be generated from each store over its remaining economic life are compared to the carrying value of the long-lived assets of that store to determine if a write-down to fair value is required. When determining future cash flows associated with an individual store, management makes assumptions about key store variables such as sales volume, gross margins and controllable expenses. Cash flows vary for each store year to year and as a result, we have identified and recorded impairment charges for operating and closed stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. Similar changes may occur in the future that will require us to record impairment charges. We have not made any material changes in the methodology used to estimate future cash flows of operating stores during the past three fiscal years.

If the actual results of our operating stores are not consistent with the estimates and judgments we have made in estimating future cash flows and determining fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses. We recorded losses of approximately $4.1 million, $7.2 million and $1.2 million for asset impairments for leasehold improvements and store and fuel equipment at certain stores for fiscal 2011, 2010 and 2009, respectively. We record losses on asset impairments as a component of other impairment charges. See also “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6—Asset Impairments.

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

We conducted our annual impairment testing of goodwill in the second quarter of fiscal 2011, and determined in step one of the test that fair value exceeded book value by a significant amount. Subsequent to the date of our annual impairment test, we experienced a decline in our market capitalization to less than our book value for a short period of time. We evaluated this change in circumstance to determine if an impairment indicator had occurred in between our annual testing dates. We applied a reasonable control premium in determining the significance of the decline in our market capitalization. Control premiums may effectively cause a company’s aggregate fair value to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control. We believe that the excess of our book value over our market capitalization was not greater than a reasonable control premium for a sustained period of time in fiscal year 2011. The determination of a reasonable control premium requires management to make significant estimates and judgments regarding comparable acquisitions and capital raising transactions.  A 10% change in the assumed control premium would not have impacted our conclusion with respect to step one of the goodwill impairment test.

The goodwill impairment test is a two-step process. The second step compares the implied fair value of our goodwill with its carrying amount. The implied fair value of our goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. Therefore, we are required to allocate our fair value to all of our assets and liabilities (including any unrecognized intangible assets such as the Kangaroo Express® brand) as if we had been acquired in a business combination for a price equal to our fair value. The excess of our fair value over the amounts assigned to our assets and liabilities is the implied fair value of our goodwill. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment. If the carrying value of our goodwill exceeds the implied fair value of our goodwill, we must record an impairment charge to reduce the carrying value of our goodwill to its implied fair value. The fair value of our assets and liabilities is affected by market conditions; thus volatility in prices could have a material impact on the determination of the implied fair value of our goodwill at the impairment test date. The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Asset Retirement Obligations.   At September 29, 2011 we had approximately 7,700 underground storage tanks at our operating store locations. We recognize the estimated future cost to remove these underground storage tanks over their estimated useful lives. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank.

We have not made any material changes in the methodology used to estimate future costs for removal of an underground storage tank during the past three fiscal years. We base our estimates of such future costs  on our prior experience with removal. We compare our cost estimates with our actual removal cost experience on an annual basis, and when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the underground storage tanks. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more information is obtained. For example, a 10% change in our estimate of anticipated future costs for removal of an underground storage tank would increase our asset retirement obligation by approximately $2.6 million as of September 29, 2011. There were no material changes in our asset retirement obligation estimates during fiscal 2011. See also “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11—Asset Retirement Obligations.”

Vendor Allowances and Rebates.   We receive payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. Some of these vendor rebate, credit and promotional allowance arrangements require that we make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. Payments are recorded as a reduction to cost of goods sold or expenses to which the particular payment relates. Unearned payments are deferred and amortized as earned over the term of the respective agreement. Although this is a significant accounting policy for us, due to the nature of our business we believe that there is only a remote possibility that changes in management's estimates in the application of this policy could have a material impact on our consolidated financial statements during any period.

Environmental Liabilities and Related Receivables.   During fiscal 2011, our environmental reserves in the consolidated financial statements decreased $5.5 million to $17.9 million. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 187 known contaminated sites as of September 29, 2011 as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors.  The number of sites has decreased by 90 since September 30, 2010.

Environmental reserves  are based on internal and external estimates of costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost and the estimated length of time to remediate each contaminated site. Deductibles and remediation costs not covered by state trust fund programs and third-party insurance arrangements, and for which the timing of payments can be reasonably estimated, are discounted using an appropriate rate. Reimbursements under state trust fund programs or third-party insurers are recognized as receivables based on historical and expected collection rates. All recorded reimbursements are expected to be collected within a period of twelve to eighteen months after submission of the reimbursement claim. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy. See also “Part II. – Item 8. Consolidated Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14 – Commitments and Contingencies.”

Item 7A.   Quantitative And Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our  subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our consolidated financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at September 29, 2011, including applicable interest rates, are discussed in “Part II.—Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7—Long-Term Debt and Note 9—Derivative Financial Instruments.”

As of September 29, 2011 and September 30, 2010, we had fixed-rate debt outstanding of $346.9 million and $356.9 million, respectively, and we had variable-rate debt outstanding of $406.5 million and $413.7 million, respectively. The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at September 29, 2011. Fair values have been determined based on quoted market prices as of September 29, 2011.

Expected Maturity Date
as of September 29, 2011
(Dollars in thousands)	Fiscal 2012	Fiscal 2013		Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$56	$109,818	(1)	$237,000	—	—	—	$346,874	$341,716
Weighted-average interest rate	6.25%	7.50%		7.75%				6.91%
Long-term debt (variable rate)	$31,827	$4,227		$370,467	—	—	—	$406,521	$391,785
Weighted-average interest rate	2.23%	2.17%		2.25%				2.21%

(1)	Our revolving credit facility matures in May 2013.

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At September 29, 2011, the interest rate on approximately 72.6% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 64.5% at September 30, 2010. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at September 29, 2011 would be to change interest expense by approximately $2.1 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(Dollars in thousands)	September 29, 2011	September 30, 2010
Notional principal amount	$200,000	$140,000
Weighted-average fixed pay rate	2.02%	3.12%
Weighted-average variable receive rate	0.23%	0.47%
Weighted-average years to maturity	1.36	0.87

Our swap arrangement with a notional amount of $40.0 million matured on February 1, 2011. On July 29, 2011, we entered into two swap arrangements with a combined notional amount of $100.0 million and a fixed pay rate of 0.945%. These new swaps mature on May 15, 2014. We also have a swap arrangement with a notional amount of $100.0 million, a fixed pay rate of 3.09% and maturity date of October 31, 2011. As of September 29, 2011, the fair value of our swap agreements represented a net liability of $1.4 million.

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

Item 8.   Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Pantry, Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (the "Company") as of September 29, 2011 and September 30, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2011 and September 30, 2010, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
December 13, 2011

THE PANTRY, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	September 29, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$213,768	$200,637
Receivables (net of allowance for doubtful accounts of $121 and $111 at September 29, 2011 and September 30, 2010, respectively)	98,144	92,118
Inventories	133,383	130,949
Prepaid expenses and other current assets	25,828	21,848
Deferred income taxes	11,792	11,468
Total current assets	482,915	457,020
Property and equipment, net	991,308	1,005,152
Other assets:
Goodwill	435,765	403,193
Other intangible assets, net	5,916	6,722
Other noncurrent assets	18,441	24,363
Total other assets	460,122	434,278
TOTAL ASSETS	$1,934,345	$1,896,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$31,883	$6,321
Current maturities of lease finance obligations	8,212	7,024
Accounts payable	151,835	144,358
Accrued compensation and related taxes	14,584	14,736
Other accrued taxes	29,616	31,748
Self-insurance reserves	32,678	29,681
Other accrued liabilities	40,761	37,866
Total current liabilities	309,569	271,734
Other liabilities:
Long-term debt	715,275	753,020
Lease finance obligations	449,255	450,312
Deferred income taxes	61,579	38,388
Deferred vendor rebates	18,714	10,212
Other noncurrent liabilities	57,633	64,675
Total other liabilities	1,302,456	1,316,607

Commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 22,923,829 and 22,736,051 issued and outstanding at September 29, 2011 and September 30, 2010, respectively	229	227
Additional paid-in capital	212,551	209,410
Accumulated other comprehensive deficit, net of deferred income taxes of $529 and $1,325 at September 29, 2011 and September 30, 2010, respectively	(837)	(2,090)
Retained earnings	110,377	100,562
Total shareholders’ equity	322,320	308,109
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,934,345	$1,896,450

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	2011	2010	2009
	(52 weeks)	(53 weeks)	(52 weeks)
Revenues:
Merchandise	$1,778,819	$1,797,860	$1,658,926
Fuel	6,359,681	5,467,402	4,731,205
Total revenues	8,138,500	7,265,262	6,390,131
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	1,175,630	1,190,396	1,071,842
Fuel cost of goods sold (exclusive of items shown separately below)	6,102,607	5,202,717	4,419,861
Store operating	524,357	536,618	515,635
General and administrative	104,178	95,683	99,252
Goodwill impairment	—	230,820	—
Other impairment charges	12,555	36,259	2,084
Depreciation and amortization	117,025	120,605	108,712
Total costs and operating expenses	8,036,352	7,413,098	6,217,386
Income (loss) from operations	102,148	(147,836)	172,745
Other expense:
(Loss) gain on extinguishment of debt	(15)	(791)	4,007
Interest expense, net	(87,491)	(88,256)	(91,483)
Total other expense	(87,506)	(89,047)	(87,476)
Income (loss) before income taxes	14,642	(236,883)	85,269
Income tax benefit (expense)	(4,827)	71,268	(31,178)
Net income (loss)	$9,815	$(165,615)	$54,091
Earnings (loss) per share:
Basic	$0.44	$(7.42)	$2.43
Diluted	$0.44	$(7.42)	$2.42

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Shares and dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Deficit)	Retained Earnings	Total
	Shares	Par Value
Balance, September 25, 2008	22,210	$222	$194,875	$(819)	$212,086	$406,364
Comprehensive income, net of tax:
Net income	—	—	—	—	54,091	54,091
Unrealized losses on qualifying cash flow hedges	—	—	—	(3,206)	—	(3,206)
Comprehensive income (loss)				(3,206)	54,091	50,885
Stock-based compensation expense	—	—	6,367	—	—	6,367
Convertible debt buyback	—	—	(553)	—	—	(553)
Exercise of stock options and restricted stock issuances	313	3	360	—	—	363
Tax withholdings paid by the Company on behalf of employees in settlement of employee share-based awards	—	—	(67)	—	—	(67)
Excess income tax benefits from stock-based compensation arrangements, net	—	—	28	—	—	28
Income tax benefit of note hedge	—	—	3,788	—	—	3,788
Balance, September 24, 2009	22,523	225	204,798	(4,025)	266,177	467,175
Comprehensive income, net of tax:
Net loss	—	—	—	—	(165,615)	(165,615)
Unrealized gains on qualifying cash flow hedges	—	—	—	1,935	—	1,935
Comprehensive income (loss)				1,935	(165,615)	(163,680)
Stock-based compensation expense	—	—	3,478	—	—	3,478
Exercise of stock options and restricted stock issuances	193	2	420	—	—	422
Tax withholdings paid by the Company on behalf of employees in settlement of employee share-based awards	—	—	(616)	—	—	(616)
Excess income tax deficiencies from stock-based compensation arrangements, net	—	—	(1,556)	—	—	(1,556)
Income tax benefit of note hedge	—	—	2,886	—	—	2,886
Balance, September 30, 2010	22,716	227	209,410	(2,090)	100,562	308,109
Comprehensive income, net of tax:
Net income	—	—	—	—	9,815	9,815
Unrealized gains on qualifying cash flow hedges	—	—	—	1,253	—	1,253
Comprehensive income				1,253	9,815	11,068
Stock-based compensation expense	—	—	2,153	—	—	2,153
Exercise of stock options and restricted stock issuances	208	2	141	—	—	143
Tax withholdings paid by the Company on behalf of employees in settlement of employee share-based awards	—	—	(545)	—	—	(545)
Excess income tax deficiencies from stock-based compensation arrangements, net	—	—	(622)	—	—	(622)
Income tax benefit of note hedge	—	—	2,014	—	—	2,014
Balance, September 29, 2011	22,924	$229	$212,551	$(837)	$110,377	$322,320

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2011	2010	2009
	(52 weeks)	(53 weeks)	(52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,815	$(165,615)	$54,091
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,025	120,605	108,712
Impairment charges	12,555	267,079	2,084
Amortization of convertible note discount	5,088	5,168	5,340
Provision (benefit) for deferred income taxes	22,071	(68,611)	10,337
Loss (gain) on extinguishment of debt	15	791	(4,007)
Stock-based compensation expense	2,153	3,478	6,367
Other	3,367	5,523	4,562
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(6,946)	376	16,453
Inventories	1,102	(6,425)	10,822
Prepaid expenses and other current assets	3,237	(1,101)	(4,933)
Other noncurrent assets	4,954	3,649	(1,424)
Accounts payable	7,477	3,628	(30,486)
Other current liabilities and accrued expenses	(3,158)	(2,353)	(3,857)
Other noncurrent liabilities	(45)	(11,367)	(4,625)
Net cash provided by operating activities	178,710	154,825	169,436

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(100,726)	(101,127)	(122,656)
Proceeds from sales of property and equipment	7,663	3,616	5,309
Insurance recoveries	303	—	103
Acquisitions of businesses, net of cash acquired	(47,564)	(10)	(48,768)
Net cash used in investing activities	(140,324)	(97,521)	(166,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(17,222)	(20,374)	(46,643)
Repayments of lease finance obligations	(7,425)	(6,429)	(5,706)
Proceeds from lease finance obligations	—	—	1,350
Proceeds from exercise of stock options and restricted stock issuances	143	422	296
Other	(751)	(166)	(29)
Net cash used in financing activities	(25,255)	(26,547)	(50,732)
Net increase (decrease) in cash	13,131	30,757	(47,308)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	200,637	169,880	217,188
CASH AND CASH EQUIVALENTS, END OF YEAR	$213,768	$200,637	$169,880

The supplemental disclosure of cash flows is presented on the following page.

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
	2011	2010	2009
	(52 weeks)	(53 weeks)	(52 weeks)
Cash paid during the year:
Interest	$80,354	$82,558	$85,214
Income taxes (received) paid	(14,295)	(5,337)	30,168
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	7,557	458	4,039
Accrued purchases of property and equipment	12,028	5,655	722

The accompanying notes are an integral part of these consolidated financial statements.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Pantry

Our consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Below are the accounting policies that the Company considers to be significant.

Accounting Period

We operate on a 52 or 53-week fiscal year ending on the last Thursday in September. Fiscal 2011 and fiscal 2009 were 52-week years and fiscal 2010 was a 53-week year. References to “fiscal 2011” refer to our fiscal year which ended on September 29, 2011, references to “fiscal 2010” refer to our fiscal year which ended September 30, 2010 and references to “fiscal 2009” refer to our fiscal year which ended September 24, 2009,

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases these estimates on historical results and various other assumptions believed to be reasonable. Actual results could differ from these estimates.

Acquisition Accounting

Our acquisitions are accounted for under the acquisition method of accounting whereby purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired is recorded as goodwill. The consolidated statements of operations for the fiscal years presented include the results of operations for each of the acquisitions from the date of acquisition.

Reclassifications

Certain prior period amounts have been reclassified to conform to current classifications. Fees associated with our senior credit facility previously included in general and administrative expenses are now included in interest expense, net. This change was not material to the consolidated financial statements and notes thereto for any of the periods presented.

Segment Reporting

As of September 29, 2011 we operated 1,649 stores in 13 states. Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. We manage the business on the basis of one operating segment and therefore, have only one reportable segment. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Our cash and cash equivalents at September 29, 2011 included $2.3 million in restricted cash collected for our Salute Our Troops® campaign. Cash and cash equivalents at September 30, 2010 did not include any restricted cash.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

The majority of the trade receivables are from credit cards which typically convert to cash shortly after the transaction. Non-trade receivables consist mainly of vendor rebates, income tax and environmental receivables. We provide an allowance for doubtful accounts based on historical experience and on a specific identification basis. We write off accounts receivable when they become uncollectible.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. At the end of any fiscal year, the entire variance is absorbed into cost of goods sold. Our inventories of fuel (both branded and private branded) turn approximately every four days.

Property Held for Sale

Property is classified as other current assets on the accompanying balance sheet when management’s intent is to sell such property in the ensuing 12 months and the other criteria under the authoritative guidance are met. The asset is then recorded at the lower of cost or estimated fair value less cost to sell and no longer depreciated. These assets primarily consist of land and buildings.

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

Long-Lived Assets

Long-lived assets at the individual store level are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with guidance on accounting for the impairment or disposal of long-lived assets. The assessment for potential impairment for an asset to be held and used is evaluated by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down to the lower of carrying value or estimated fair value. Cash flows vary for each store from year to year and as a result, we have identified and recorded impairment charges for operating and closed

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. Similar changes may occur in the future that will require us to record impairment charges. We recorded losses of approximately $12.6 million, $15.0 million and $1.2 million for asset impairments for certain real estate, leasehold improvements and store and fuel equipment at certain stores for fiscal 2011, 2010 and 2009, respectively. We record losses on asset impairments as a component of other impairment charges on the consolidated statements of operations. See Note 6—Asset Impairments.

Property and equipment of stores we are closing are written down to their estimated net realizable value at the time we close such stores. If applicable, we provide for future estimated rent and other exit costs associated with the store closure, net of sublease income, using a discount rate to calculate the present value of the remaining rent payments on closed stores. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Although we have not experienced significant changes in our estimate of net realizable value or sublease income, changes in real estate markets could significantly impact the net values realized from the sale of assets and rental or sublease income. The impact of closed stores was not material for disclosure as discontinued operations in any of the years presented.

Goodwill and Other Intangibles

We test goodwill for possible impairment in the second quarter of each fiscal year and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We conduct our annual assessment of indefinite-lived intangibles in the fourth quarter of each fiscal year. Indefinite-lived intangibles are also reviewed for impairment more frequently if impairment indicators are identified.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Management monitors events and changes in circumstances in between annual testing dates to determine if such events or changes in circumstances are impairment indicators. Such indicators may include the following, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could be indicative of an impairment of our goodwill and that could cause a material impact on our consolidated financial statements.

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

Self-Insurance

We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. The expected ultimate cost of claims is estimated based upon analysis of historical data and actuarial estimates. For each of our self-insured risks we maintain excess loss coverage above our self-insured retention, which ranges from $250 thousand to $500 thousand per occurrence.

Environmental Costs

We account for the cost incurred to comply with federal and state environmental laws and regulations as follows:

•
Environmental reserves reflected in the consolidated financial statements are based on internal and external estimates of the costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost to remediate each contaminated site and the estimated length of time to remediate each contaminated site.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Excise and Other Taxes

We pay federal and state excise taxes on fuel products. Fuel sales and cost of goods sold included excise and other taxes of approximately $866.7 million, $897.5 million and $918.1 million for fiscal 2011, 2010 and 2009, respectively.

Income Taxes

All of our operations, including those of our subsidiaries, are included in a consolidated federal income tax return. We recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

Lease Accounting

Leases are accounted for as either operating or capital. We also enter into sale-leaseback transactions for certain locations. For all sale-leaseback transactions entered into through September 29, 2011, we retained ownership of the underground storage tanks, which represents a form of continuing involvement and as such, we account for these transactions as financing leases. Gains and losses from sale-leaseback transactions are deferred until our continuing involvement ends which is typically at the end of the lease term.

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

The aggregate amounts recorded as a reduction of cost of goods sold were $130.6 million, $150.5 million and $149.3 million for fiscal 2011, 2010 and 2009, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $7.7 million for fiscal 2011, $4.6 million for fiscal 2010 and $3.6 million for fiscal years 2009.

Store Operating and General and Administrative Expenses

The primary components of store operating expense are store labor, store occupancy and operations management expenses, while the primary components of general and administrative expense are administrative personnel, insurance and other corporate expenses.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating the impact, if any, this ASU will have on our consolidated financial statements.

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

NOTE 2—ACQUISITIONS

On October 28, 2010, we purchased one store in North Carolina and on December 2, 2010, we purchased 47 stores from Presto Convenience Stores, LLC (“Presto”) in Kansas (44) and Missouri (3). The 47 stores purchased separately from Presto continue to operate under the Presto trade name. The Presto acquisition included the real estate underlying 36 of the stores. These acquisitions were funded using available cash on hand. We did not acquire any stores in fiscal 2010. We generally focus on selectively acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. Our ability to create synergies due to our relative size and geographic concentration contributes to our willingness to establish a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill. We strive to ensure that our acquisitions will be accretive to our stockholders and provide a suitable return on our investment.

Following are the aggregate purchase price allocations for the stores acquired during fiscal 2011. The purchase price allocations were based on the estimated fair values on the dates of the acquisitions:

(Dollars in thousands)
Assets acquired:
Inventories	$3,536
Property and equipment	18,093
Other noncurrent assets	39
Total assets	21,668
Liabilities assumed:
Deferred vendor rebates	1,009
Other noncurrent liabilities	2,393
Total liabilities	3,402
Net tangible assets acquired, net of cash	18,266
Trademark	470
Non-compete agreement	100
Goodwill	28,728
Total consideration paid, net of cash acquired	$47,564

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)
Acquisition related costs incurred and expensed:
Professional, consulting and legal fees	$772
Other	504
Total	$1,276

We expect that goodwill associated with these transactions totaling $28.7 million will be deductible for income tax purposes over 15 years.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions occurred at the beginning of the fiscal year for each of the periods presented:

(Dollars in thousands, except per share data)	2011	2010	2009
Total revenues	$8,172,009	$7,459,403	$6,584,272
Net income (loss)	10,353	(162,497)	57,209
Earnings (loss) per share:
Basic	$0.46	$(7.28)	$2.57
Diluted	$0.46	$(7.28)	$2.56

NOTE 3—INVENTORIES

Inventories consisted of the following:
(Dollars in thousands)	September 29, 2011	September 30, 2010
Inventories at FIFO cost:
Merchandise	$101,227	$110,331
Less adjustment to LIFO cost	(39,785)	(39,942)
Merchandise inventory at LIFO cost	61,442	70,389
Fuel	71,941	60,560
Total Inventories	$133,383	$130,949

The impact on merchandise cost of goods sold of LIFO inventory liquidations was not material for fiscal 2011 and 2010. We did not have any LIFO inventory liquidations during fiscal 2009.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
(Dollars in thousands)	September 29, 2011	September 30, 2010

Land	$327,916	$338,930
Buildings	399,261	386,669
Equipment, furniture and fixtures	841,337	793,370
Leasehold improvements	206,416	195,944
Construction in progress	44,034	41,971
Property and equipment, gross	1,818,964	1,756,884
Less—accumulated depreciation and amortization	(827,656)	(751,732)
Property and equipment, net	$991,308	$1,005,152

    Depreciation expense was $115.5 million, $118.6 million and $106.7 million for fiscal 2011, 2010 and 2009, respectively.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

We conducted our annual impairment testing of goodwill in the second quarter of fiscal 2011, and determined in step one of the test that fair value exceeded book value by a significant amount. Subsequent to the date of our annual impairment test, we experienced a decline in our market capitalization to less than our book value for a short period of time. We evaluated this change in circumstance to determine if an impairment indicator had occurred in between our annual testing dates. We applied a reasonable control premium in determining the significance of the decline in our market capitalization. Control premiums may effectively cause a company’s aggregate fair value to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control. We believe that the excess of our book value over our market capitalization was not greater than a reasonable control premium for a sustained period of time in fiscal year 2011. The determination of a reasonable control premium requires management to make significant estimates and judgments regarding comparable acquisitions and capital raising transactions. Furthermore, we are unaware of any specific events or changes in circumstances precipitating the decline in market capitalization that would represent an indicator of impairment. Based on the above factors no additional impairment test was performed subsequent to our annual testing date in fiscal year 2011.

As a result of our annual impairment testing conducted in the second quarter of fiscal 2010 we determined that our book value exceeded our fair value under step one and that the carrying value of our goodwill exceeded its implied fair value under step two. Accordingly, we recorded a non-cash pre-tax impairment charge of approximately $230.8 million. The impairment was due to a combination of a decline in our market capitalization as of January 21, 2010 and a decline in the estimated forecasted discounted cash flows since the May 13, 2008 goodwill impairment test. The non-cash impairment charge had no direct impact on our cash flows, liquidity or debt covenants and will not result in any current or future cash expenditures. We also recorded a tax benefit of $67.0 million in relation to the goodwill impairment in fiscal 2010. See Note 6—Asset Impairments for more information.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, management made a decision to discontinue the use of the Petro Express® trade name at existing and future store locations. In reaching this conclusion, management considered, among other things, the impact of the December 2009 announcement by Chevron® that it was withdrawing its motor fuels operations in select areas of the East Coast. Our Petro Express® stores are located in the impacted regions and the vast majority of the stores were de-branded by the end of fiscal 2010. Given the required de-branding, management made a decision to concurrently re-image both the retail fuel operations and the operating stores to capitalize on synergies in the re-branding process. As a result, we performed interim impairment testing of the Petro Express® trade name on December 24, 2009. We determined fair value using a discounted cash flow model that incorporated the relief from royalty method and compared the fair value to the carrying amount to test for impairment. As a result of the impairment test we recorded an impairment charge of approximately $21.3 million during the first quarter of fiscal 2010, which appears in other impairment charges on our consolidated statements of operations.

 In the third quarter of fiscal 2009, we made certain changes in our private label milk business and management determined that the useful life of the related trade name was no longer indefinite. As a result of these business changes, we recorded an impairment charge of $0.9 million in fiscal 2009 which is included in other impairment charges. Other intangible assets are included in other noncurrent assets on the accompanying consolidated balance sheet. In accordance with our policy, we conducted our annual assessment of all indefinite-lived intangibles in the fourth quarter of fiscal 2009. No additional impairment charges related to other intangible assets were recorded in fiscal 2009.

The following table reflects goodwill and other intangible asset balances as of September 24, 2009 and the activity thereafter through September 29, 2011:

(Dollars in thousands, except weighted-average life data)	Unamortized		Amortized
	Goodwill	Trade Names	Trade Names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	N/A	2.0	11.7	31.2
Gross balance at September 24, 2009	$634,703	$21,250	$5,650	$1,928	$12,728
Purchase accounting adjustments (1)	(690)	—	—	—	—
Impairments	(230,820)	(21,250)	—	—	—
Gross balance at September 30, 2010	403,193	—	5,650	1,928	12,728
Less gross balance of fully amortized at September 30, 2010			(2,850)	(533)	(4,734)
Acquisitions	28,728	—	470	—	100
Purchase accounting adjustments (1)	3,844	—	—	—	—
Gross balance at September 29, 2011	435,765	—	3,270	1,395	8,094
Accumulated amortization at September 24, 2009			(3,988)	(1,049)	(6,632)
Amortization			(968)	(146)	(801)
Accumulated amortization at September 30, 2010			(4,956)	(1,195)	(7,433)
Add back accumulated amortization of fully amortized at September 30, 2010			2,850	533	4,734
Amortization			(870)	(132)	(374)
Accumulated amortization at September 29, 2011			(2,976)	(794)	(3,073)
Net book value	$435,765	$ —	$294	$601	$5,021

(1)	Amounts are purchase accounting adjustments related to the finalization of real property valuations for the prior year acquisitions.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense for trade names, customer agreements and non-compete agreements is as follows:

Fiscal year
(Dollars in thousands)
2012	$652
2013	412
2014	353
2015	334
2016	301
Thereafter	3,864
Total estimated amortization expense	$5,916

NOTE 6— ASSET IMPAIRMENTS

During fiscal 2011, fiscal 2010 and fiscal 2009, we recorded the following asset impairments:

Goodwill and Other Intangible Assets. We recorded a goodwill impairment charge of approximately $230.8 million in the second quarter of fiscal 2010. We recorded an impairment charge related to our Petro Express® trade name of approximately $21.3 million during the first quarter of fiscal 2010, which appears in other impairment charges on our consolidated statements of operations. We recorded an impairment charge related to our private label milk business of $0.9 million in fiscal 2009 which is included in other impairment charges. See Note 5—Goodwill and Other Intangible Assets above for a discussion of impairment charges related to our goodwill.

Surplus Properties. In April 2011, management made a strategic decision to market certain surplus properties for sale. As a result, we determined that the carrying values of some of these surplus properties exceeded fair value. We estimated the fair value of these surplus properties, and, based on these estimates, we recorded impairment charges related to our surplus properties of approximately $7.3 million during fiscal 2011. We had recorded property held for sale of approximately $10.4 million and $3.1 million as of September 29, 2011 and September 30, 2010, respectively, which is included in prepaid expenses and other current assets on our consolidated balance sheets. In December 2009, management made a decision not to develop stores on certain owned surplus properties. As a result, the carrying values of these surplus properties would not be recoverable through estimated undiscounted future cash flows. We estimated the fair value of these surplus properties, and, based on these estimates, we recorded impairment charges related to our surplus properties of approximately $7.8 million during fiscal 2010. There were no surplus properties impaired during fiscal 2009.

Operating stores. During each quarter of fiscal years 2011, 2010 and 2009, we tested our operating stores for impairment. For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. As a result of this testing, we recorded impairment charges related to operating stores of approximately $5.2 million, $7.2 million and $1.2 million for the fiscal years 2011, 2010 and 2009, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements. The impairment charges recorded for fiscal 2011, 2010 and 2009 are presented in the table below:

(Dollars in thousands)	2011	2010	2009
Goodwill impairment	$ —	$230,820	$ —

Trade names	$ —	$21,250	$900
Surplus properties	7,335	7,769	—
Operating stores	5,220	7,240	1,184
Other impairments	$12,555	$36,259	$2,084

NOTE 7—LONG-TERM DEBT

Long-term debt consisted of the following:
(Dollars in thousands)	September 29, 2011	September 30, 2010
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	$406,521	$413,740
Senior subordinated notes payable; due February 15, 2014; interest payable semi-annually at 7.75%	237,000	247,000
Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	109,768	109,768
Other notes payable; various interest rates and maturity dates	106	158
Total long-term debt	753,395	770,666
Less—current maturities	(31,883)	(6,321)
Less—unamortized debt discount	(6,237)	(11,325)
Long-term debt, net of current maturities and unamortized debt discount	$715,275	$753,020

We are party to a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our existing $675.0 million senior credit facility. Our senior credit facility includes: (i) a $225.0 million six-year revolving credit facility; (ii) a $350.0 million seven-year initial term loan facility; and (iii) a $100.0 million seven-year delayed draw term loan facility. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement. The revolving credit facility matures in May 2013, and the term loan facility and delayed draw term loan facility mature in May 2014. We incurred approximately $2.5 million in financing costs associated with our current senior credit facility. We deferred these costs and are amortizing them over the life of the facility.

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

If our consolidated total leverage ratio (as defined in our credit agreement) is greater than 3.50 to 1.0 at the end of any fiscal year, the terms of our credit agreement require us to prepay our term loans using up to 50% of our excess cash flow (as defined in our credit agreement). No excess cash flow payment was required for the fiscal year ended September 24, 2009. As a result of our excess cash flow during fiscal 2010, we made a mandatory prepayment of approximately $4.0 million of outstanding amounts under our senior credit facility in the second quarter of fiscal 2011. As a result of our excess cash flow in fiscal 2011, we will be required to make a mandatory prepayment of approximately $27.6 million in the first quarter of fiscal 2012.

Our borrowings under the term loans bear interest, at our option, at either the base rate (generally the applicable prime lending rate of Wells Fargo & Company as successor to Wachovia Bank (“Wachovia Bank”), as announced from time to time) plus 0.50% or LIBOR plus 1.75%. If our consolidated total leverage ratio (as defined in our credit agreement) is less than 4.00 to 1.00, the applicable margins on the borrowings under the term loans are decreased by 0.25%. Changes, if any, to the applicable margins are effective five business days after we deliver to our lenders the financial information for the previous fiscal quarter that is required under the terms of our credit agreement.

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

On August 8, 2011, we amended our credit agreement to increase the letter of credit limit under our $225.0 million six-year revolving credit facility to $160.0 million from $120.0 million. The amendment also allows for amounts not used under our allowed restricted junior payments to be carried over to subsequent fiscal years and increases our ability to make asset sales in any four quarter period. Costs incurred to complete the amendment were not material and are being amortized over the remaining life of the agreement. We may use up to $15.0 million of the revolving credit facility for swingline loans and up to $160.0 million for the issuance of commercial and standby letters of credit. As of September 29, 2011, there were no outstanding borrowings under our revolving credit facility and we had approximately $104.2 million of standby letters of credit issued under the facility. As a result, we had approximately $120.8 million in available borrowing capacity under our revolving credit facility (approximately $55.8 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.23% on August 31, 2011.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio, as each is defined in our credit agreement. Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of September 29, 2011, we were in compliance with these covenants and restrictions.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have outstanding $237.0 million of our 7.75% senior subordinated notes due 2014. We incurred approximately $2.5 million in financing costs associated with the sale of these subordinated notes. We deferred these costs and are amortizing them over the life of the subordinated notes. During fiscal 2009 we purchased $3.0 million in principal amount of the subordinated notes on the open market resulting in a gain on the extinguishment of debt, net of deferred write-off costs, of approximately $600 thousand.

As of September 29, 2011, we had outstanding $109.8 million of convertible notes. During fiscal 2010, we repurchased approximately $16.2 million in principal amount of our convertible notes on the open market resulting in a loss on the extinguishment of debt, net of deferred loan costs, of approximately $791 thousand. During fiscal 2009, we repurchased approximately $24.0 million in principal amount of our convertible notes on the open market resulting in a gain on the extinguishment of debt, net of deferred loan costs, of approximately $3.3 million. Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 120% of the conversion price per share for 20 of the last 30 trading days of any calendar quarter. The stock price at which the notes would be convertible is $60.11, and as of September 29, 2011, our closing stock price was $12.82. If, upon the occurrence of certain events, the holders of the convertible notes exercise the conversion provisions of the convertible notes, we may need to remit the principal balance of the convertible notes to them in cash (see below). As such, we would be required to classify the entire amount of the outstanding convertible notes as a current liability. This evaluation of the classification of amounts outstanding associated with the convertible notes will occur every calendar quarter. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,793,782.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The remaining annual maturities of our long-term debt as of September 29, 2011 are as follows:

Fiscal year
(Dollars in thousands)
2012	$31,883
2013	114,045
2014	607,467
2015	—
2016	—
Thereafter	—
Total principal payments	$753,395

    The fair value of our indebtedness approximated $733.5 million at September 29, 2011. Substantially all of our net assets are restricted as to payment of dividends and other distributions. The revolving credit facility matures in May 2013, and the term loan facility and delayed draw term loan facility mature in May 2014.

The loss on extinguishment of debt of $15 thousand during fiscal 2011 represents a loss on the repurchase of $10.0 million in principal amount of our subordinated notes, partially offset by the write-off of $65 thousand of unamortized deferred financing costs. The loss on extinguishment of debt of $791 thousand during fiscal 2010 represents a loss on the repurchase of approximately $16.2 million in principal amount of our convertible notes. The loss is due to the write-off of the unamortized debt discount and unamortized deferred financing costs. The gain on extinguishment of debt of $4.0 million during fiscal 2009 represents a gain on the repurchase of approximately $24.0 million of our convertible notes and approximately $3.0 million of our subordinated notes. We recognized a gain of $3.7 million and $705 thousand related to the repurchase of our convertible notes and our subordinated notes, respectively, partially offset by the write-off of $438 thousand of unamortized deferred financing costs.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—LEASE OBLIGATIONS

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for as a financing. The net book values of assets under capital leases and lease finance obligations, which are included in Note 4—Property and Equipment, are summarized as follows:
(Dollars in thousands)	September 29, 2011	September 30, 2010
Land	$188,617	$188,703
Buildings	224,458	221,569
Equipment	9,496	8,752
Accumulated depreciation	(66,760)	(60,409)
Total	$355,811	$358,615

Following are the minimum lease payments that will have to be made in each of the years indicated based on non-cancelable leases in effect as of September 29, 2011:

Fiscal Year	Lease Finance Obligations	Operating Leases
(Dollars in thousands)
2012	$51,218	$76,648
2013	50,877	68,375
2014	49,996	57,859
2015	49,359	47,003
2016	48,641	36,822
Later years	259,043	146,624
Total minimum lease payments	509,134	$433,331
Amount representing interest, net of residual	(51,667)
Present value of minimum lease payments	457,467
Less—current maturities	(8,212)
Lease finance obligations, net of current maturities	$449,255

Rental expense for operating leases was approximately $73.3 million, $79.6 million and $80.4 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. We have facility leases with step rent provisions, capital improvement funding and other forms of lease concessions. We record step rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

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

On July 29, 2011, we entered into two new swap arrangements, one with Wells Fargo and one with J.P. Morgan. These two swap arrangements have a combined notional amount of $100 million, a fixed pay rate of 0.945% and mature on May 15, 2014. We also have a swap arrangement with a notional amount of $100 million, a fixed pay rate of 3.09% and maturity date of October 31, 2011.

The Company's derivative and hedging activities are presented in the following tables:

(Dollars in thousands)	Location of Fair Value in Balance Sheets	Fair Value September 29, 2011	Fair Value September 30, 2010
Derivatives designated as hedging instruments:
Interest rate contracts	Other accrued liabilities	$245	$398
Interest rate contracts	Other noncurrent liabilities	1,121	3,016

		Pre-tax Loss for the Fiscal Year
(Dollars in thousands)	Location of Loss on Derivatives in Statements of Operations	2011	2010
Derivatives accounted for as cash flow hedging relationships:
Interest rate contracts	Interest expense, net	$(3,421)	$(5,448)

Derivatives accounted for as cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Fiscal Year Ended		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) Fiscal Year Ended		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Fiscal Year Ended
(Dollars in thousands)	September 29, 2011	September 30, 2010		September 29, 2011	September 30, 2010		September 29, 2011	September 30, 2010
Interest rate contracts	$(837)	$(1,396)	Interest expense, net	$(2,090)	$(3,331)	N/A	$ —	$ —

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 10—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the periods presented are as follows:
(Dollars in thousands)	2011	2010	2009

Net income (loss)	$9,815	$(165,615)	$54,091
Other comprehensive income (loss):
Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $(796), $(1,230) and $2,038, respectively)	1,253	1,935	(3,206)
Comprehensive income (loss)	$11,068	$(163,680)	$50,885

The components of unrealized gains (losses) on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows:

(Dollars in thousands)	2011	2010	2009

Unrealized losses on qualifying cash flow hedges	$(837)	$(1,396)	$(7,415)
Reclassification adjustment recorded as an increase in interest expense	2,090	3,331	4,209
Net unrealized gains (losses) on qualifying cash flow hedges	$1,253	$1,935	$(3,206)

NOTE 11—ASSET RETIREMENT OBLIGATIONS

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated liability is based on our historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is discounted using rates ranging from 5.2% to 10.75%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. There were no material changes in our asset retirement obligation estimates during fiscal 2011. We have approximately $2.0 million and $24.5 million included in other accrued liabilities and noncurrent liabilities, respectively, related to asset retirement obligations.

A reconciliation of the changes in our liability is as follows:

(Dollars in thousands)	September 29, 2011	September 30, 2010

Beginning balance	$24,860	$24,266
Liabilities incurred	5	144
Liabilities assumed—acquisitions	537	—
Liabilities settled	(342)	(974)
Accretion expense	1,415	1,424
Ending balance	$26,475	$24,860

NOTE 12—INTEREST EXPENSE, NET

The components of interest expense, net are as follows:
(Dollars in thousands)	2011	2010	2009

Interest on long-term debt, including amortization of deferred financing costs	$35,053	$34,694	$38,423
Interest on lease finance obligations	44,064	43,101	42,755
Interest rate swap settlements	3,421	5,448	6,883
Amortization of convertible note discount	5,088	5,168	5,340
Miscellaneous	28	(25)	(191)
Subtotal: Interest expense	87,654	88,386	93,210
Interest income	(163)	(130)	(1,727)
Total interest expense, net	$87,491	$88,256	$91,483

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—INCOME TAXES

The components of income tax (benefit) expense are summarized below:

(Dollars in thousands)	2011	2010	2009
Current:
Federal	$(18,303)	$(3,710)	$16,261
State	1,059	1,053	4,580
Current income tax (benefit) expense	(17,244)	(2,657)	20,841
Deferred:
Federal	21,768	(56,975)	9,004
State	303	(11,636)	1,333
Deferred income tax (benefit) expense	22,071	(68,611)	10,337
Net income tax (benefit) expense	$4,827	$(71,268)	$31,178

Deferred income tax (liabilities) and assets are comprised of the following:
(Dollars in thousands)	September 29, 2011	September 30, 2010

Property and equipment	$(93,680)	$(71,097)
Inventories	(2,629)	(2,426)
Goodwill and other intangibles	(13,948)	(2,025)
Other interest	(2,367)	(4,292)
Prepaid expenses	(3,109)	(2,855)
Deferred gain	(1,045)	(1,045)
Other	(112)	(112)
Gross deferred income tax liabilities	(116,890)	(83,852)

Lease finance obligations	16,991	16,121
Accrued insurance	12,011	10,600
Asset retirement obligations	8,957	8,089
Deferred vendor rebates	8,762	5,859
Reserve for closed stores	1,444	2,313
Environmental	902	2,094
State bonus depreciation	4,933	2,356
Stock-based compensation expense—Nonqualified options	2,628	3,342
Accrued expenses	3,053	2,800
Other	2,540	2,744
Gross deferred income tax assets	62,221	56,318
Net operating loss carryforwards	1,067	598
Federal tax credits	3,815	16
Net deferred income tax liability	$(49,787)	$(26,920)

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 29, 2011 and September 30, 2010, net current deferred income tax assets totaled $11.8 million and $11.5 million, respectively, and net noncurrent deferred income tax liabilities totaled $61.6 million and $38.4 million, respectively. For fiscal 2011 and 2010, we recorded deferred tax benefits of approximately $796 thousand and $1.2 million, respectively, related to derivative transactions under guidance for accounting for other comprehensive income.

Reconciliations of income taxes at the federal statutory rate (35% in fiscal 2011, 2010 and 2009) to actual income tax expense for each of the periods presented are as follows:
(Dollars in thousands)	2011	2010	2009

Tax (benefit) expense at federal statutory rate	$5,125	$(82,909)	$30,015
State tax (benefit) expense, net of federal tax expense	743	(6,999)	3,006
Permanent difference – federal credits, net	(1,093)	(1,175)	(755)
Permanent difference - goodwill	—	20,404	—
Permanent differences - other	52	(589)	(1,088))
Net income tax (benefit) expense	$4,827	$(71,268)	$31,178

    As of September 29, 2011, we had federal and state net operating loss (“NOL”) carryforwards and federal tax credit carryforwards that can be used to offset future federal and state income taxes. The benefit of these carryforwards is recognized as a deferred income tax asset. Loss carryforward and credit carryforward amounts as of September 29, 2011 have the following expiration dates:

(Dollars in thousands)	Year of Expiration	Carryforwards
Federal NOL Carryforwards
	2031	$376

Federal Credit Carryforwards
	2030	$1,393
	2031	2,422
		$3,815
State NOL Carryforwards
	2012	$211
	2018	3,515
	2019	2,470
	2020	2,751
	2021	1,596
	2022	321
	2026	1,607
	2027	3,723
	2031	442
		$16,636

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have no uncertain tax positions recorded, therefore, there would be no affect to the effective tax rate. We have elected to classify interest and penalties as income tax expense. There was no accrued interest and penalties related to unrecognized tax benefits for the years ended September 29, 2011 and September 30, 2010, respectively. We do not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease over the next 12 months.

We are currently under examination by the Internal Revenue Service for fiscal years 2007 through 2010. State income tax returns for fiscal years 2006 through 2010 remain open for examination by the tax authorities.

NOTE 14—COMMITMENTS AND CONTINGENCIES

As of September 29, 2011, we were contingently liable for outstanding letters of credit in the amount of approximately $104.2 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. Initially, we were named as a defendant in eight of these cases, three of which have recently been dismissed without prejudice. We remain as a defendant in five cases: one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama  (Cook,et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including those in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009, and defendants request to appeal that decision to the United States Court of Appeals for the Tenth Circuit was denied on August 31, 2010. In May 2010, in a lawsuit in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages. Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. At this stage of proceedings, we cannot estimate our ultimate loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under state law, to sell temperature adjusted gallons of motor fuel; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An adverse outcome in this litigation could have a material affect on our business, financial condition, results of operations and cash flows.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W). On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals. The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g). The amended complaint alleges that: (i) plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom the Company printed receipts containing the first four and last four digits of their credit and/or debit card numbers; and (ii) Plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom the Company printed receipts containing all digits of their credit and/or debit card numbers. The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice. On July 25, 2011, the court denied plaintiffs’ initial motion for class certification but granted the plaintiffs the right to file an amended motion. On October 3, 2011, Plaintiff filed an amended motion for class certification seeking to certify two classes. The first purported  class, represented by Mr. Amason,  consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 4, 2009 through the date of the final judgment in the action, (B) where the transaction was in a Company store located in the State of Alabama; and (C) in connection with the transaction, a receipt was printed by Retalix software containing the first four and last four digits of the credit/debit card number on the receipt provided to the customer. The second purported class, represented by Ms. McConnell, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 1, 2009 through the date of the final judgment in the action, and (B) in connection with the transaction, a receipt was printed containing all of the digits of the credit/debit card numbers on the receipt provided to the customer. The Company is opposing the motion for class certification, and also has made a motion to dismiss the plaintiffs’ claims on the basis that the plaintiffs lack standing or alternatively to stay the case until the Supreme Court of the United States rules in First American Financial Corp. v. Edwards, another case involving a standing issue. At this stage of the proceedings, we cannot reasonably estimate our ultimate loss or liability, if any, related to this lawsuit because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material adverse impact on our business, financial condition, results of operations and cash flows. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations and cash flows could be materially affected.

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 29, 2011, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by the operation of underground storage tank systems, are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and fuel taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Alabama, Mississippi, Louisiana and Virginia. The coverage afforded by each state trust fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

•	the per-site deductible;

•	costs incurred in connection with releases occurring or reported to trust funds prior to their inception;

•	removal and disposal of underground storage tank systems; and

•	costs incurred in connection with sites otherwise ineligible for reimbursement from the trust funds.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The trust funds generally require us to pay deductibles ranging from zero dollars to $200 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage related to certain remediation costs and third-party claims arising out of releases that occurred in Florida and were reported after December 31, 1998. We believe that this coverage complies with federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999, except for certain sites, including sites where our lease requires us to participate in the Georgia trust fund. For all such sites where we have opted not to participate in the Georgia trust fund, we have obtained private insurance coverage related to certain remediation costs and third-party claims. We believe that this coverage complies with federal and Georgia financial responsibility regulations.

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

As of September 29, 2011, environmental reserves of approximately $5.9 million and $12.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 30, 2010, environmental reserves of approximately $5.4 million and $18.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 187 and 277 known contaminated sites as of September 29, 2011 and September 30, 2010, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $9.6 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $8.3 million for remediation and related litigation. This increase in our estimated expenditures for remediation and related litigation is primarily due to lower than expected coverage for certain known remediation costs. Also, as of September 29, 2011 and September 30, 2010, there were an additional 589 and 510 sites, respectively, each year that are known to be contaminated sites that are being remediated by third parties for which we have no obligations, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve. The undiscounted amount of future estimated payments for which we do not expect to be reimbursed for each of the five fiscal years and thereafter as of September 29, 2011 and other cost amounts covered by responsible third parties are as follows:

Fiscal Year	Expected Payments
(Dollars in thousands)
2012	$969
2013	921
2014	618
2015	376
2016	89
Thereafter	33
Total undiscounted amounts not covered by a third party	3,006
Other current cost amounts	18,495
Amount representing interest	(3,646)
Environmental reserves	$17,855

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. As of September 29, 2011, anticipated reimbursements of $11.0 million are recorded as other noncurrent assets and $7.4 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. At September 29, 2011, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $2.7 million and $18.7 million, respectively.

We purchase approximately 55% of our general merchandise from a single wholesaler, McLane Company, Inc. (“McLane”). Our arrangement with McLane is governed by a distribution service agreement which expires in December 2014. We receive annual service allowances based on the number of stores operating on each contract anniversary date. The distribution service agreement requires us to reimburse McLane the unearned, unamortized portion, if any, of all service allowance payments received to date if the agreement is terminated under certain conditions. We amortize service allowances received as a reduction to merchandise cost of goods sold using the straight-line method over the life of the agreement.

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

Fuel Contractual Contingencies

Our Master Conversion Agreement with Marathon® provides that Marathon® will reimburse us for the costs incurred in converting certain convenience store locations to comply with Marathon® branding requirements, which costs will be amortized during the term of the Master Conversion Agreement. Our Product Supply Agreement and Guaranteed Supply Agreement with Marathon® requires us to purchase a minimum volume of a combination of Marathon® branded and unbranded gasoline and distillates annually. Based on current forecasts, we anticipate attaining the annual minimum fuel requirements. If we fail to purchase the annual minimum amounts, Marathon® has the right to terminate those agreements and receive the unamortized balance of the investment provided for under the Master Conversion Agreement. Our contract with Marathon® for unbranded fuel and distillate expires on December 31, 2017, and our contract with Marathon® for branded fuel and distillate expires on June 30, 2013, with an option for the Company to renew until December 31, 2017.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded fuel is measured each year over a one-year period during the remaining term of the agreement. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. We did not meet the minimum volume requirement for the one-year period ending September 30, 2010; however, BP® agreed to waive the amount owed under the minimum volume guarantee. We met the minimum volume requirements for the one-year period ended September 30, 2011.

NOTE 15—BENEFIT PLANS

We sponsor a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least 21 years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 100% of their annual compensation, and contributions are matched by us on the basis of 100% of the first 3% and 50% of the next 2% contributed. Matching contribution expense was $1.9 million, $2.1 million and $1.9 million for fiscal 2011, 2010 and 2009, respectively.

NOTE 16—COMMON STOCK

In November 2005, we issued warrants to purchase up to 2,993,000 shares of our common stock to an affiliate of Merrill Lynch in connection with the note hedge and warrant transactions entered into at the time of our offering of convertible notes. See Note 7—Long-Term Debt for details.

NOTE 17—STOCK COMPENSATION PLANS

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

The Pantry, Inc. 2007 Omnibus Plan (the “Omnibus Plan”) permits the award of cash incentives and equity incentive grants for employees and non-employees covering 2.4 million shares of our common stock, plus shares subject to outstanding options under our 1999 Stock Option Plan that are forfeited or that otherwise cease to be outstanding after March 29, 2007 other than by reason of their having been exercised for, or settled in, vested and nonforfeitable shares. Awards made under the Omnibus Plan may take the form of stock options (including both incentive stock options and nonqualified options), stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, annual incentive awards, cash-based awards and other stock-based awards. The Omnibus Plan is administered by the Compensation and Organization Committee of our Board of Directors.

Stock Option Awards

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize compensation expense on a straight-line basis over the requisite service period. A summary of the status of stock options under our plans and changes during fiscal 2011 is presented in the table below:
	Shares	Weighted- average exercise price	Weighted- average contractual term (years)	Aggregate intrinsic value (in thousands)

Options outstanding, September 30, 2010	998,786	$30.40
Granted	85,631	18.73
Exercised	(9,300)	14.51
Forfeited options	(61,801)	16.25
Expired options	(197,157)	32.41
Options outstanding, September 29, 2011	816,159	$29.94	3.4	$5
Options vested and expected to vest, September 29, 2011	809,641	$30.03	3.3	$4

We have excluded 813,560 outstanding options and 690,142 vested options from our intrinsic value calculations, which have an exercise price greater than our closing stock price on September 29, 2011 of $12.82. We expect that approximately 113,000 of the remaining 126,017 unvested options will vest according to the terms of the grants.

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

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with weighted-average assumptions used for options issued in fiscal 2011, 2010 and 2009 as follows:
	Year Ended
	September 29, 2011	September 30, 2010	September 24, 2009
Weighted-average grant fair value	$7.26	$5.96	$7.40
Weighted-average expected lives (years)	3.00	3.00	3.00
Risk-free interest rate	1.0%	1.3%	1.4%
Expected volatility	57.0%	60.4%	62.2%
Dividend yield	0.0%	0.0%	0.0%

The aggregate grant-date fair value of options granted during fiscal 2011, 2010 and 2009 was approximately $622 thousand, $480 thousand and $2.3 million, respectively. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was approximately $20 thousand, $113 thousand and $258 thousand, respectively. Cash received from options exercised totaled approximately $135 thousand, $422 thousand and $360 thousand, during fiscal 2011, 2010 and 2009 respectively. The total fair value of options that vested during fiscal 2011, 2010 and 2009 was approximately $1.1 million, $2.8 million and $3.3 million, respectively.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded $704 thousand, $1.3 million and $4.1 million of stock option based compensation expense in general and administrative expenses in fiscal 2011, 2010 and 2009, respectively. The remaining unrecognized compensation cost related to unvested  options on September 29, 2011 was $689 thousand, which is expected to be recognized over a weighted-average period of 1.78 years.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest in equal annual installments at the end of each year of a three year period from the date of grant. The restricted stock awards are expensed on a straight-line basis over the three year period, which is considered to be the requisite service period. The Company uses historical data to estimate the timing and amount of forfeitures. The total fair value of restricted stock awards vested was approximately $2.4 million, $2.1 million and $469 thousand in 2011, 2010 and 2009, respectively.

During 2011, we granted restricted stock awards that have performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 150%. The performance-based restricted awards generally vest in three annual installments commencing on the first anniversary of the grant date. The stock-based compensation expense for these restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of our common stock. For restricted stock awards with performance conditions, stock-based compensation expense is based on the number of shares that are probable of vesting based on achievement of various performance conditions. Throughout the requisite service period management monitors the probability of achievement of the performance condition. No performance-based restricted stock vested in fiscal 2011, 2010 and 2009.

Transactions related to restricted stock awards issued under the 2007 Omnibus Plan for the year ended September 29, 2011 are summarized as follows:

	Performance-based Restricted Stock Awards	Weighted-Average Grant-Date Fair Value Per Share	Restricted Stock Awards	Weighted-Average Grant-Date Fair Value Per Share
Nonvested at September 30, 2010	97,835	$14.54	270,242	$15.67
Granted	196,799	18.70	138,089	17.15
Vested	—	—	(139,102)	15.80
Canceled or forfeited	(74,080)	15.82	(64,839)	16.54
Nonvested at September 29, 2011	215,554	17.91	204,390	16.39

We recorded $1.6 million, $2.2 million and $2.3 million of restricted stock-based compensation expense in general and administrative expenses in fiscal 2011, 2010 and 2009, respectively. The remaining unrecognized compensation cost related to unvested restricted stock awards on September 29, 2011 was $2.2 million, which is expected to be recognized over a weighted-average period of 1.65 years.

We recorded no stock-based compensation expense in general and administrative expenses for performance-based restricted stock in fiscal 2011, 2010 and 2009. There is no remaining unrecognized compensation cost related to unvested performance-based restricted stock awards on September 29, 2011.

We recorded related tax benefits of $836 thousand, $1.3 million and $2.5 million in fiscal 2011, 2010 and 2009, respectively.

As of September 29, 2011 we have approximately 1.7 million shares available for equity grants.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted-average number of common shares available to common shareholders. Diluted earnings per share is computed on the basis of the weighted-average number of common shares available to common shareholders, plus the effect of outstanding warrants, stock options and convertible notes using the treasury stock method.

The following table reflects the calculation of basic and diluted earnings per share:
(Dollars in thousands, except per share data)	2011	2010	2009

Net income (loss)	$9,815	$(165,615)	$54,091
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,465	22,333	22,233
Earnings (loss) per share—basic	$0.44	$(7.42)	$2.43
Earnings (loss) per share—diluted:
Weighted-average shares outstanding	22,465	22,333	22,233
Dilutive impact of options and convertible notes outstanding	64	—	113
Weighted-average shares and potential dilutive shares outstanding	22,529	22,333	22,346
Earnings (loss) per share—diluted	$0.44	$(7.42)	$2.42

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been anti-dilutive, were 839 thousand for fiscal 2011 and 1.1 million for each of fiscal 2010 and 2009.

NOTE 19—FAIR VALUE MEASUREMENTS

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

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Fair Value Measurements at Reporting Date Using
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
(Dollars in thousands)	September 29, 2011	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(1,366)	—	$(1,366)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying consolidated balance sheet.

Fair Value Measurements at Reporting Date Using
Quoted prices
		in active markets	Significant other	Significant
		for identical assets	observable inputs	unobservable inputs
(Dollars in thousands)	September 30, 2010	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments (1)	$(3,414)	—	$(3,414)	—

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying consolidated balance sheet.

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the consolidated financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 7—Long-Term Debt.

During the fiscal year ended September 29, 2011, significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition included long-lived tangible assets as described in Note 6—Asset Impairments.

In determining the impairment of surplus properties and operating stores, we determined the fair values by estimating selling prices of the assets. We generally determine the estimated selling prices using information from comparable sales of similar assets and assumptions about demand in the market for these assets. While some of these inputs are observable, significant judgment was required to select certain inputs from observed market data. We classify these measurements as Level 2.

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at September 29, 2011.

	Fair Value Measurements-Non-recurring Basis
(Dollars in thousands)	Surplus Properties	Operating Stores
Fair value measurement	$18,365	$12,131
Carrying amount	25,700	17,351
Realized loss	$(7,335)	$(5,220)
			`

NOTE 20 – QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY (Unaudited)

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2011 and fiscal 2010. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters.

	Fiscal 2011
(Dollars are in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Total revenue	$1,803,806	$1,895,710	$2,259,769	$2,179,215
Merchandise revenue	419,865	422,494	470,152	466,308
Fuel revenue	1,383,941	1,473,216	1,789,617	1,712,907
Merchandise gross profit (2)	140,549	144,963	159,988	157,689
Total fuel gross profit (2)(3)	50,749	61,831	80,094	64,400
Income from operations	3,233	20,394	51,751	26,770
Net income (loss)	(12,197)	(269)	18,952	3,329
Net income (loss) per share - basic	(0.54)	(0.01)	0.84	0.15
Net income (loss) per share - diluted	(0.54)	(0.01)	0.84	0.15

THE PANTRY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2010
(Dollars are in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Total revenue	$1,736,398	$1,677,442	$1,897,024	$1,954,398
Merchandise revenue	417,572	409,267	469,097	501,924
Fuel revenue	1,318,826	1,268,175	1,427,927	1,452,474
Merchandise gross profit (2)	136,288	138,223	160,463	172,490
Total fuel gross profit (2)(3)	56,988	65,385	80,376	61,936
Income (loss) from operations	(20,775)	(212,181)	51,353	33,767
Net income (loss)	(26,069)	(166,082)	18,018	8,518
Net income (loss) per share - basic	(1.17)	(7.44)	0.81	0.38
Net income (loss) per share - diluted	(1.17)	(7.44)	0.80	0.38

(1)	The fourth quarter of fiscal 2010 was a 14-week period due to the 53-week year, rather than a 13-week period as it was in fiscal 2011, which was a 52-week year.
(2)	We compute gross profit exclusive of depreciation and allocation of store operating and administrative expenses.
(3)	We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment.

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

Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2011 based on the framework in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of our Board of Directors. Based on its assessment, management determined that, as of September 29, 2011, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, was engaged to audit the effectiveness of our internal control over financial reporting as of September 29, 2011, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Pantry, Inc.
Cary, North Carolina

We have audited the internal control over financial reporting of The Pantry, Inc. and subsidiaries (the "Company") as of September 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 29, 2011 of the Company and our report dated December 13, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
December 13, 2011

Item 9B.   Other Information.
None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information concerning our executive officers is included in the section entitled “Executive Officers of the Registrant” on page 9 of this report. Information concerning our directors and the filing of certain reports of beneficial ownership is incorporated by reference from the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2012. Information about our code of ethics is incorporated by reference from the section entitled “Information About Our Board of Directors—Code of Ethics” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2012. Information concerning the Audit Committee of our Board of Directors is incorporated by reference from the section entitled “Information About Our Board of Directors—Board Committees—Audit Committee” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2012. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the date of our proxy statement for the Annual Meeting of Stockholders held March 15, 2011.

Item 11.   Executive Compensation.

This information is incorporated by reference from the sections entitled “Executive Compensation,” “Executive Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Compensation Committee Report” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2012.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2012.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the sections entitled “Transactions with Affiliates” and "Information About Our Board of Directors—General" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2012.

Item 14.   Principal Accounting Fees and Services.

This information is incorporated by reference from the section entitled “Ratification of Appointment of Independent Public Accountants—Principal Accountant Fees and Services” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2012.

PART IV

Item 15.   Exhibits and Financial Statement Schedule.

(a)	Financial Statements, Financial Statement Schedule and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended September 29, 2011:

(i)	Consolidated Financial Statements—See index on page 52 of this Annual Report on Form 10-K for the year ended September 29, 2011.

(ii)	Financial Statement Schedule—See index on page 52 of this Annual Report on Form 10-K for the year ended September 29, 2011.

(iii)	Exhibits:

Exhibit No.	Description of Document

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

10.3
Third Amended and Restated Security Agreement dated as of May 15, 2007 among The Pantry and certain domestic subsidiaries of The Pantry parties thereto, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.4
First Amendment to Third Amended and Restated Credit Agreement dated as of August 8, 2011 by and among The Pantry, Inc, the Lenders party hereto, and Wells Fargo Bank, National Association as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2011)

10.5
Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.6
Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.7
Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.8
Confirmation of OTC Convertible Note Hedge dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.9
Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Alabama) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.10
Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.11
Form of Amended and Restated Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.12
Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.13
Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Kentucky) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.14
Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Louisiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

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

10.20
Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)

10.21
Independent Director Compensation Program, Fourth Amendment September 2009 (incorporated by reference to Exhibit 10.21 to The Pantry’s Annual Report on Form 10-K for the year ended September 24, 2009)**

10.22
Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009)**

10.23
The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007)**

10.24
Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004)**

10.25	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)**
10.26	The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan**

Exhibit No.	Description of Document

10.27
Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007)**

10.28
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)**

10.29
Form of Award Agreement (Awarding Nonqualified Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.30
Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.31
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.32
Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.33
Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.34
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010)**

10.35
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009)**

Exhibit No.	Description of Document

10.36
Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)**

10.37
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010)**

10.38
Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)**

10.39
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Paul Lemerise) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on December 23, 2010)**

10.40	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan**
10.41	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period)**
10.42	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) **
10.43	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2011)
10.44
Separation Agreement dated April 22, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009)**

10.45
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

10.49
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.17 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.50
Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.18 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.51
Separation of Employment and Consulting Agreement by and between Frank G. Paci and The Pantry dated September 27, 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010)**

Exhibit No	Description of Document

10.52
Amended and Restated Employment Agreement dated December 17, 2007 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2009)**

10.53
First Amendment to Amended and Restated Employment Agreement dated January 30, 2009 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.6 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.54
Separation Agreement by and between Robert B. Williams and the Company dated July 11, 2011 (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2011)**

10.55
Employment Agreement dated August 24, 2009 by and between Terrance M. Marks and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.56
Employment Agreement dated March 2, 2010 by and between Paul Lemerise and The Pantry (incorporated by reference to Exhibit 10.53 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)**

10.57
Employment Agreement dated August 31, 2010 by and between Mark R. Bierley and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2010)**

10.58
Employment Agreement dated July 1, 2011 by and between Thomas Carney and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)**

10.59
Letter Agreement dated September 14, 2011 by and between Edwin J. Holman and The Pantry (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2011)

10.60
Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008)

10.61
Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010)

10.62
Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.63
Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)

10.64
First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)

Exhibit No	Description of Document

10.65
Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005)

10.66
Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006)

10.67
Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006)

10.68
Fifth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated June 8, 2009 by and between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009)

10.69
Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.70
Second Amendment to the Branded Jobber Contract between The Pantry and BP® Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)

10.71
Third Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.64 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)

10.72
Fourth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 30, 2007 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.73
Fifth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated November 1, 2009 (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.74
Sixth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated March 1, 2010 (incorporated by reference to Exhibit 10.69 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.75
Seventh Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated June 1, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)

Exhibit No	Description of Document

10.76
Term Fuel Supply Agreement General Terms and Conditions by and between The Pantry and BP® Products North America Inc. dated June 1, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)

10.77
Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.70 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.78
Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.79
First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.80
Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.81
Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.82
Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.83
First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.84
Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.85
Marketer Franchise Agreement between The Pantry and Citgo Petroleum Corporation dated September 1, 2010, including an Addendum to the Marketer Franchise Agreement, which amends and restates the Distributor Franchise Agreement between The Pantry and Citgo dated August 2000, as amended to date (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.73 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.86
First Amendment to Citgo Marketer Franchise Agreement by and between The Pantry and Citgo Petroleum Corporation dated April 6, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)

12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio

Exhibit No	Description of Document

21.1	Subsidiaries of The Pantry
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
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

***
Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.
By:	/s/ Edwin J. Holman
Edwin J. Holman
Interim Chief Executive Officer, Chairman of the Board and Director
Date:	December 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edwin J. Holman Edwin J. Holman	Interim Chief Executive Officer, Chairman of the Board and Director	December 13, 2011

/s/ Mark R. Bierley Mark R. Bierley	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	December 13, 2011

/s/ Berry L. Epley Berry L. Epley	Corporate Controller, Assistant Secretary (Principal Accounting Officer)	December 13, 2011

/s/ Robert F. Bernstock Robert F. Bernstock	Director	December 13, 2011

/s/ Paul L. Brunswick Paul L. Brunswick	Director	December 13, 2011

/s/ Wilfred A. Finnegan Wilfred A. Finnegan	Director	December 13, 2011

/s/ Terry L. McElroy Terry L. McElroy	Director	December 13, 2011

/s/ Mark D. Miles Mark D. Miles	Director	December 13, 2011

/s/ Bryan E. Monkhouse Bryan E. Monkhouse	Director	December 13, 2011

/s/ Thomas M. Murnane Thomas M. Murnane	Director	December 13, 2011

/s/ Maria Del Carmen Richter Maria Del Carmen Richter	Director	December 13, 2011

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Amounts charged to other accounts (1)	Deductions for payments or write-offs	Balance at end of period
Year ended September 29, 2011
Allowance for doubtful accounts	$111	$38	$ —	$(28)	$121
Reserve for closed stores	4,573	959	—	(2,639)	2,893
	$4,684	$997	$ —	$(2,667)	$3,014
Year ended September 30, 2010
Allowance for doubtful accounts	$82	$274	$ —	$(245)	$111
Reserve for closed stores	5,124	2,293	—	(2,844)	4,573
	$5,206	$,2,567	$ —	$(3,089)	$,4,684
Year ended September 24, 2009
Allowance for doubtful accounts	$2,504	$65	$ —	$(2,487)	$82
Reserve for closed stores	5,915	1,337	—	(2,128)	5,124
	$8,419	$1,402	$ —	$(4,615)	$5,206

(1) Represents amounts charged to goodwill or to the related environmental receivable.

Exhibit Index

Exhibit No.	Description of Document

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

10.3
Third Amended and Restated Security Agreement dated as of May 15, 2007 among The Pantry and certain domestic subsidiaries of The Pantry parties thereto, all as obligors, and Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2007)

10.4
First Amendment to Third Amended and Restated Credit Agreement dated as of August 8, 2011 by and among The Pantry, Inc, the Lenders party hereto, and Wells Fargo Bank, National Association as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2011)

10.5
Confirmation of OTC Warrant Transaction dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.6
Confirmation of OTC Convertible Note Hedge dated November 16, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.7
Confirmation of OTC Warrant Transaction dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.8
Confirmation of OTC Convertible Note Hedge dated November 21, 2005 between The Pantry and Merrill Lynch International (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005)

10.9
Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Alabama) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.10
Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Florida) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.11
Form of Amended and Restated Deed to Secure Debt, Security Agreement, and Assignment of Rents (Georgia) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.12
Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Indiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.13
Form of Amended and Restated Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Kentucky) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.14
Form of Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Louisiana) dated January 9, 2008 by and from The Pantry to Wachovia, as administrative agent (incorporated by reference to Exhibit 10.6 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

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

10.20
Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007)

10.21
Independent Director Compensation Program, Fourth Amendment September 2009 (incorporated by reference to Exhibit 10.21 to The Pantry’s Annual Report on Form 10-K for the year ended September 24, 2009)**

10.22
Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009)**

10.23
The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007)**

10.24
Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004)**

10.25	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007)**
10.26	The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan**

Exhibit No.	Description of Document

10.27
Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007)**

10.28
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007)**

10.29
Form of Award Agreement (Awarding Nonqualified Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.30
Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007)

10.31
Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.32
Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.33
Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.34
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010)**

10.35
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009)**

Exhibit No.	Description of Document

10.36
Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)**

10.37
Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010)**

10.38
Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010)**

10.39
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Paul Lemerise) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on December 23, 2010)**

10.40	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan**
10.41	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period)**
10.42	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)) **
10.43	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2011)
10.44
Separation Agreement dated April 22, 2009 by and between Peter J. Sodini and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009)**

10.45
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

10.49
First Amendment to Amended and Restated Employment Agreement dated May 2, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.17 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.50
Indemnification Agreement dated May 1, 2008 by and between Frank G. Paci and The Pantry (incorporated by reference to Exhibit 10.18 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2008)**

10.51
Separation of Employment and Consulting Agreement by and between Frank G. Paci and The Pantry dated September 27, 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010)**

Exhibit No	Description of Document

10.52
Amended and Restated Employment Agreement dated December 17, 2007 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2009)**

10.53
First Amendment to Amended and Restated Employment Agreement dated January 30, 2009 by and between Robert B. Williams and The Pantry (incorporated by reference to Exhibit 10.6 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008)**

10.54
Separation Agreement by and between Robert B. Williams and the Company dated July 11, 2011 (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2011)**

10.55
Employment Agreement dated August 24, 2009 by and between Terrance M. Marks and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Current report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009)**

10.56
Employment Agreement dated March 2, 2010 by and between Paul Lemerise and The Pantry (incorporated by reference to Exhibit 10.53 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)**

10.57
Employment Agreement dated August 31, 2010 by and between Mark R. Bierley and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2010)**

10.58
Employment Agreement dated July 1, 2011 by and between Thomas Carney and The Pantry (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)**

10.59
Letter Agreement dated September 14, 2011 by and between Edwin J. Holman and The Pantry (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2011)

10.60
Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008)

10.61
Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010)

10.62
Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.63
Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004)

10.64
First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005)

Exhibit No	Description of Document

10.65
Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005)

10.66
Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006)

10.67
Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006)

10.68
Fifth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated June 8, 2009 by and between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009)

10.69
Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003)

10.70
Second Amendment to the Branded Jobber Contract between The Pantry and BP® Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004)

10.71
Third Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.64 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006)

10.72
Fourth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 30, 2007 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007)

10.73
Fifth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated November 1, 2009 (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.74
Sixth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated March 1, 2010 (incorporated by reference to Exhibit 10.69 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.75
Seventh Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated June 1, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)

Exhibit No	Description of Document

10.76
Term Fuel Supply Agreement General Terms and Conditions by and between The Pantry and BP® Products North America Inc. dated June 1, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)

10.77
Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.70 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.78
Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.79
First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.80
Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 16, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.81
Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.82
Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.83
First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.84
Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.85
Marketer Franchise Agreement between The Pantry and Citgo Petroleum Corporation dated September 1, 2010, including an Addendum to the Marketer Franchise Agreement, which amends and restates the Distributor Franchise Agreement between The Pantry and Citgo dated August 2000, as amended to date (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.73 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010)

10.86
First Amendment to Citgo Marketer Franchise Agreement by and between The Pantry and Citgo Petroleum Corporation dated April 6, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011)

12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio

Exhibit No	Description of Document

21.1	Subsidiaries of The Pantry
23.1	Consent of Deloitte & Touche LLP
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

***
Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.