Form 10-Q
period 2011-12-29
PANTRY INC
filed 2012-02-07
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	23,261,430 SHARES
(Class)	(Outstanding at February 2, 2012)

THE PANTRY, INC.

Part II—Other Information

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE PANTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unuaudited)
	December 29,	September 29,
(in thousands, except par value)	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$150,665	$213,768
Receivables, net	93,433	98,144
Inventories	139,974	133,383
Prepaid expenses and other current assets	21,908	25,828
Deferred income taxes	17,390	11,792
Total current assets	423,370	482,915
Property and equipment, net	982,403	991,308
Other assets:
Goodwill	435,765	435,765
Other intangible assets	5,741	5,916
Other noncurrent assets	17,095	18,441
Total other assets	458,601	460,122
TOTAL ASSETS	$1,864,374	$1,934,345
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$113,760	$31,883
Current maturities of lease finance obligations	8,621	8,212
Accounts payable	147,636	151,835
Accrued compensation and related taxes	11,665	14,584
Other accrued taxes	21,042	29,616
Self-insurance reserves	32,887	32,678
Other accrued liabilities	32,638	40,761
Total current liabilities	368,249	309,569
Other liabilities:
Long-term debt	589,291	715,275
Lease finance obligations	448,249	449,255
Deferred income taxes	64,249	61,579
Deferred vendor rebates	17,114	18,714
Other noncurrent liabilities	56,372	57,633
Total other liabilities	1,175,275	1,302,456
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,265,817 and 22,923,829 issued and outstanding at December 29, 2011 and
September 29, 2011, respectively	232	229
Additional paid-in capital	213,695	212,551
Accumulated other comprehensive loss, net of deferred income taxes of $331
and $529 at December 29, 2011 and September 29, 2011, respectively	(525)	(837)
Retained earnings	107,448	110,377
Total shareholders’ equity	320,850	322,320
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,864,374	$1,934,345

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 29,	December 30,
(in thousands, except per share data)	2011	2010
Revenues:
Merchandise	$428,356	$419,865
Fuel	1,534,620	1,383,941
Total revenues	1,962,976	1,803,806
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	286,147	279,316
Fuel cost of goods sold (exclusive of items shown separately below)	1,478,710	1,333,192
Store operating	128,869	131,884
General and administrative	25,494	27,350
Asset impairment	522	-
Depreciation and amortization	27,366	28,831
Total costs and operating expenses	1,947,108	1,800,573
Income from operations	15,868	3,233
Other expenses:
Loss on extinguishment of debt	82	-
Interest expense, net	21,348	21,737
Total other expenses	21,430	21,737
Loss before income taxes	(5,562)	(18,504)
Income tax benefit	2,633	6,307
Net loss	$(2,929)	$(12,197)

Loss per share:
Basic	$(0.13)	$(0.54)
Diluted	$(0.13)	$(0.54)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 29,	December 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,929)	$(12,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,366	28,831
Asset impairment	522	-
Amortization of convertible note discount	1,382	1,272
(Benefit) provision for deferred income taxes	(3,127)	12,882
Loss on extinguishment of debt	82	-
Stock-based compensation expense	918	707
Other	1,244	762
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	3,395	(15,873)
Inventories	(6,591)	(10,488)
Prepaid expenses and other current assets	1,373	(3,961)
Other noncurrent assets	810	(961)
Accounts payable	(4,199)	15,136
Other current liabilities	(10,959)	(13,942)
Other noncurrent liabilities	(2,596)	(369)
Net cash provided by operating activities	6,691	1,799

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(27,182)	(24,268)
Proceeds from dispositions of property and equipment	3,645	2,813
Insurance recoveries	1,182	203
Acquisitions of businesses, net of cash acquired	-	(47,564)
Net cash used in investing activities	(22,355)	(68,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(45,480)	(17)
Repayments of lease finance obligations	(1,937)	(1,682)
Other	(22)	332
Net cash used in financing activities	(47,439)	(1,367)
Net decrease in cash	(63,103)	(68,384)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	213,768	200,637
CASH AND CASH EQUIVALENTS, END OF PERIOD	$150,665	$132,253

Cash paid during the period:
Interest	$16,779	$15,539
Income taxes	300	-

Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$1,997	$2,218
Accrued purchases of property and equipment	3,457	10,918

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The Pantry

As of December 29, 2011, we operated 1,624 convenience stores located in Florida (392), North Carolina (371), South Carolina (274), Georgia (124), Alabama (112), Tennessee (98), Mississippi (97), Virginia (50), Kansas (42), Louisiana (27), Kentucky (25), Indiana (9) and Missouri (3). Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of December 29, 2011, we operated 228 quick service restaurants within 224 of our locations and 268 of our stores included car wash facilities. Self-service fuel is sold at 1,608 locations, of which 1,058 sell fuel under major oil company brand names including BP®, Chevron®, CITGO®, ConocoPhillips®, ExxonMobil®, Marathon®, Shell® and Texaco®.

The accompanying unaudited condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. References in this report to “the Company,” “Pantry,” “The Pantry,” “we,” “us” and “our” refer to The Pantry, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the condensed consolidated financial statements.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records and all amounts as of December 29, 2011 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 29, 2011 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2011.

Our results of operations for the three months ended December 29, 2011 and December 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2012” refer to our current fiscal year, which ends on September 27, 2012 and references to “fiscal 2011” refer to our fiscal year which ended September 29, 2011.

Accounting Period

We operate on a 52-53 week fiscal year ending on the last Thursday in September. Fiscal 2012 and 2011 were both 52 week years.

Reclassifications

Consistent with the presentation in our Annual Report on Form 10K for the fiscal year ended September 29, 2011, fees associated with our senior credit facility previously included in general and administrative expenses are now included in interest expense, net. These changes were not material and had no impact on the condensed consolidated balance sheets or the condensed consolidated statements of cash flows for any of the periods presented.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Excise and Other Taxes

We pay federal and state excise taxes on petroleum products. Fuel sales and cost of goods sold included excise and other taxes of approximately $215.5 million and $223.6 million for the three months ended December 29, 2011 and December 30, 2010, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through fuel cost of goods sold during the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of December 29, 2011 and December 30, 2010, we have increased inventory by capitalizing fuel expansion variances of approximately $2.9 million and $3.8 million, respectively. At the end of any fiscal year, the entire variance is absorbed into cost of goods sold.

Income Tax Examination

We are subject to examination by various domestic taxing authorities. We are currently under examination by the Internal Revenue Service for fiscal years 2007 through 2010. State income tax returns for fiscal years 2007 through 2010 remain open for examination by the tax authorities. We believe our condensed consolidated financial statements include appropriate provisions for all outstanding issues in all jurisdictions and all open years.

New Accounting Standards

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not anticipate adopting this standard.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact, if any, this ASU will have on our consolidated financial statements.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

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

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Management monitors events and changes in circumstances in between annual testing dates to determine if such events or changes in circumstances are impairment indicators. Such indicators may include the following, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group; and slower growth rates. Any change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements. We determined that there were no indicators of impairment related to goodwill in the first quarter of fiscal 2012. Market capitalization was below our book value during this period. However, the difference between our market capitalization and our book value was not significant and sustained and the variance can be explained by application of a reasonable control premium to our share price.

We are in the process of performing our annual goodwill impairment assessment in the second quarter of fiscal 2012. In accordance with our policy, the annual assessment date in fiscal 2012 is January 26, 2012 and we will complete step one in the second quarter of fiscal 2012. If our book value exceeds our fair value we will proceed to step two of the goodwill impairment test to determine the amount of the impairment, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, an entity shall allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets such as the Kangaroo Express® brand) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the impairment test date. If we are required to perform step two of the goodwill impairment test it may result in significant impairment of goodwill that could have a material impact on our consolidated financial statements.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects goodwill and other intangible asset balances as of September 29, 2011 and the activity thereafter through December 29, 2011:

	Unamortized	Amortized
(in thousands, except weighted -average life data)	Goodwill	Trade Names	Customer Agreements	Non-compete agreements
Weighted-average useful life in years	N/A	2.0	11.8	31.6
Gross balance at September 29, 2011	$435,765	$3,270	$1,395	$8,094
Less gross balance of fully amortized at September 29, 2011	-	(2,800)	(39)	(120)
Net balance at December 29, 2011	435,765	470	1,356	7,974
Accumulated amortization at September 29, 2011	-	(2,976)	(794)	(3,073)
Add back accumulated amortization of fully amortized at September 29, 2011	-	2,800	39	120
Amortization	-	(59)	(31)	(85)
Accumulated amortization at December 29, 2011	-	(235)	(786)	(3,038)
Net book value	$435,765	$235	$570	$4,936

NOTE 3— ASSET IMPAIRMENT

We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of fiscal 2012, management made a determination that certain operating stores should be classified as held for sale.  As a result, we recorded impairment charges related to these operating stores of $522 thousand during the first quarter of fiscal 2012. No impairment charges were recorded during the first quarter of fiscal 2011.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LONG-TERM DEBT

Long-term debt consisted of the following:

(in thousands)	December 29, 2011	September 29, 2011
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in
quarterly installments through May 15, 2014	$376,466	$406,521
Senior subordinated notes payable; due February 15, 2014; interest payable semi-
annually at 7.75%	221,580	237,000
Senior subordinated convertible notes payable; due November 15, 2012;
interest payable semi-annually at 3.0%	109,768	109,768
Other notes payable; various interest rates and maturity dates	93	106
Total long-term debt	707,907	753,395
Less—current maturities	(113,760)	(31,883)
Less—unamortized debt discount	(4,856)	(6,237)
Long-term debt, net of current maturities and unamortized debt discount	$589,291	$715,275

We are party to a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our existing senior credit facility. Our senior credit facility includes a $225.0 million six-year revolving credit facility and $376.5 million in outstanding term loan facilities. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement. The revolving credit facility matures in May 2013, and the term loan facilities mature in May 2014.

If our consolidated total leverage ratio (as defined in our credit agreement) is greater than 3.50 to 1.0 at the end of any fiscal year, the terms of our credit agreement require us to prepay our term loans using up to 50% of our excess cash flow (as defined in our credit agreement). As a result of our excess cash flow in fiscal 2011, we made a mandatory prepayment of $27.9 million in the first quarter of fiscal 2012. As a result of our excess cash flow in fiscal 2010, we made a mandatory prepayment of $4.0 million in the second quarter of fiscal 2011.

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

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 29, 2011, there were no outstanding borrowings under our revolving credit facility and we had approximately $101.4 million of standby letters of credit issued under the facility. As a result, we had approximately $123.6 million in available borrowing capacity under our revolving credit facility (approximately $58.6 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.26% on November 30, 2011.

Our senior credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries of which we currently have none. In addition, our credit agreement contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio (as defined in our credit agreement). Additionally, our credit agreement contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of December 29, 2011, we were in compliance with these covenants and restrictions.

Provided that we are in compliance with the senior secured leverage incurrence test (as defined in our credit agreement) and no default under our credit agreement is continuing or would result therefrom, our senior credit facility allows us to make certain restricted junior payments, including dividends and debt repurchases, in an aggregate amount not to exceed $35.0 million per fiscal year, plus either annual excess cash flow for the previous fiscal year (if our consolidated total leverage ratio was less than or equal to 3.50 to 1.0 at the end of such previous fiscal year) or the portion of annual excess cash flow for the previous fiscal year that we are not required to utilize to prepay outstanding amounts under our senior credit facility (if our consolidated total leverage ratio was greater than 3.50 to 1.0 at the end of the previous fiscal year). The credit facility also permits amounts not used under our allowed junior restricted payments to be carried over to subsequent fiscal years.

We have outstanding $221.6 million of our 7.75% senior subordinated notes due 2014. Interest on the senior subordinated notes is payable semi-annually on February 15th and August 15th. During the first quarter of fiscal 2012 we purchased $15.4 million in principal amount of the senior subordinated notes on the open market resulting in a loss on the extinguishment of debt, net of write-off of deferred financing costs, of approximately $82 thousand.

As of December 29, 2011, we had outstanding $109.8 million of convertible notes. Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events. The convertible notes mature in November, 2012 and therefore the outstanding principal is included in current maturities of long-term debt as of December 29, 2011. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,793,782.

As of December 29, 2011, we were in compliance with our debt covenants and restrictions.

Subsequent to December 29, 2011, we purchased approximately $33.9 million in principal amount of the convertible notes on the open market, which would reduce the fiscal 2013 maturities reflected in the table below by that amount. This transaction will result in a loss on debt extinguishment of approximately $1.8 million which will be recognized in the second quarter of fiscal 2012.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining annual maturities of our long-term debt as of December 29, 2011 are as follows:

Fiscal year
(in thousands)
2012	$2,010
2013	113,753
2014	592,144
Total principal payments	$707,907

The fair value of our indebtedness approximated $695.1 million at December 29, 2011. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

NOTE 5—DERIVATIVE FINANCIAL INSTRUMENTS

We enter into interest rate swap agreements to modify the interest rate characteristics of our outstanding long-term debt, and we have designated each qualifying instrument as a cash flow hedge. We formally document our hedge relationships (including identifying the hedge instruments and hedged items) and our risk-management objectives and strategies for entering into hedge transactions. At hedge inception, and at least quarterly thereafter, we assess whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. We measure effectiveness by the ability of the interest rate swaps to offset cash flows associated with changes in the variable LIBOR rate associated with our term loan facilities using the hypothetical derivative method. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income or loss. To the extent there is any hedge ineffectiveness, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, we discontinue hedge accounting, and subsequent changes in the fair value of the hedge instrument are recognized in earnings. Refer to “Note 11 – Fair Value Measurements” for additional information regarding the accounting treatment for our derivative instruments, as well as how fair value is determined.

As of December 29, 2011, we have outstanding two swap arrangements with a combined notional amount of $100 million, a fixed pay rate of 0.945% and a maturity date of May 15, 2014.

The Company's derivative and hedging activities are presented in the following tables:

		Fair Value
(in thousands)	Location of Fair Value in Balance Sheets	December 29, 2011	September 29, 2011
Derivatives designated as hedging instruments:
Interest rate contracts	Other accrued liabilities	$-	$245
Interest rate contracts	Other noncurrent liabilities	$856	$1,121

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Pre-tax Loss for the Three Months Ended
(in thousands)	Location of Loss on Derivatives in Statements of Operations	December 29, 2011	December 30, 2010
Derivatives accounted for as cash flow hedging relationships:
Interest rate contracts	Interest expense, net	$(429)	$(1,013)

Derivatives accounted for as cash flow hedging relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended			Three Months Ended
(in thousands)	December 29, 2011	December 30, 2010		December 29, 2011	December 30, 2010		December 29, 2011	December 30, 2010
Interest rate contracts	$50	$(8)	Interest expense, net	$(262)	$(619)		$-	$-

NOTE 6—STOCK COMPENSATION PLANS

The Compensation and Organization Committee of the Board of Directors has the authority to grant stock options (including both incentive stock options and nonqualified options), stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, annual incentive awards, cash-based awards and other stock-based awards under The Pantry, Inc. 2007 Omnibus Plan (the “Omnibus Plan”). Substantially all stock-based awards are granted in the first quarter of each fiscal year. Awards typically vest in annual installments over three years with options expiring seven years from the date of grant.

We account for stock-based compensation by estimating the fair value of options granted under the Omnibus Plan using the Black-Scholes option pricing model. Restricted stock awards are valued at the market price of a share of our common stock on the date of grant. We recognize this fair value as an expense in our consolidated Statements of Operations over the requisite service period using the straight-line method.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our stock-based compensation grants during the first quarter of fiscal 2012:

	Options	Time-based Restricted Stock Awards	Performance-based Restricted Stock Awards
Shares granted	144,065	288,860	181,591
Fair value of shares granted	$551,515	$3,541,825	$2,028,371

The components of stock-based compensation expense in general and administrative expenses are as follows:

	Three Months Ended
(in thousands)	December 29, 2011	December 30, 2010
Options	$91	$200
Time-based restricted stock awards	760	466
Performance-based restricted stock awards	67	41
	$918	$707

NOTE 7—COMPREHENSIVE LOSS

The components of comprehensive loss, net of deferred income taxes, for the periods presented are as follows:

	Three Months Ended
(in thousands)	December 29, 2011	December 30, 2010
Net loss	$(2,929)	$(12,197)
Other comprehensive loss:
Net unrealized gains on qualifying cash flow hedges (net of deferred
income taxes of $198 and $389, respectively)	312	611
Comprehensive loss	$(2,617)	$(11,586)

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of unrealized gains on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows:

	Three Months Ended
(in thousands)	December 29, 2011	December 30, 2010
Unrealized gains (losses) on qualifying cash flow hedges	$50	$(8)
Reclassification adjustment recorded as an increase in interest expense	262	619
Net unrealized gains on qualifying cash flow hedges	$312	$611

NOTE 8—INTEREST EXPENSE, NET

The components of interest expense, net are as follows:

	Three Months Ended
(in thousands)	December 29, 2011	December 30, 2010
Interest on long-term debt, including amortization of deferred financing costs	$8,444	$8,889
Interest on lease finance obligations	11,091	10,686
Interest rate swap settlements	429	1,013
Amortization of convertible note discount	1,382	1,272
Miscellaneous	3	5
Subtotal: Interest expense	21,349	21,865
Interest income	(1)	(128)
Total interest expense, net	$21,348	$21,737

NOTE 9—EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share is computed on the basis of the weighted-average number of common shares available to common shareholders. Diluted earnings per share is computed on the basis of the weighted-average number of common shares available to common shareholders, plus the effect of outstanding warrants, unvested restricted stock, stock options and convertible notes using the “treasury stock” method.

In periods in which a net loss is incurred, no common stock equivalents are included since they are antidilutive and as such all stock options and restricted stock outstanding are excluded from the computation of diluted net loss in those periods. Options and restricted stock representing 1.3 million and 992 thousand shares have been excluded from diluted loss per share for the first quarter of fiscal 2012 and fiscal 2011, respectively.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the calculation of basic and diluted loss per share:

	Three Months Ended
(in thousands, except per share data)	December 29, 2011	December 30, 2010
Net loss	$(2,929)	$(12,197)
Loss per share—basic:
Weighted-average shares outstanding	22,516	22,404
Loss per share—basic	$(0.13)	$(0.54)
Loss per share—diluted:
Weighted-average shares outstanding	22,516	22,404
Weighted-average potential dilutive shares outstanding	-	-
Weighted-average shares and potential dilutive shares outstanding	22,516	22,404
Loss per share—diluted	$(0.13)	$(0.54)

NOTE 10—COMMITMENTS AND CONTINGENCIES

As of December 29, 2011, we were contingently liable for outstanding letters of credit in the amount of approximately $101.4 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. Initially, we were named as a defendant in eight of these cases, three of which have been dismissed without prejudice. We remain as a defendant in five cases: one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama  (Cook,et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including those in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009, and defendants request to appeal that decision to the United States Court of Appeals for the Tenth Circuit was denied on August 31,

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2010. In May 2010, in a lawsuit (“Kansas case”) in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages. Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010.  On November 12, 2011, Defendants in the Kansas case filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision.  On January 19, 2012, the Judge denied the Defendants’ motion to decertify and granted the Plaintiffs’ motion to certify a class as to liability and injunctive relief aspects of Plaintiffs’ claims.  The court has continued to deny certification of a damages class. The Kansas case is set for trial in May 2012.  We have filed dispositive motions in each of the cases in which we have been sued.  At this stage of proceedings, we cannot estimate our ultimate loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under state law, to sell temperature adjusted gallons of motor fuel and/or disclose the temperature of the fuel; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An unfavorable outcome in this litigation could have a material effect on our business, financial condition, results of operations, and cash flows.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W). On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals. The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g). The amended complaint alleges that: (i) plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom the Company printed receipts containing the first four and last four digits of their credit and/or debit card numbers; and (ii) Plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom the Company printed receipts containing all digits of their credit and/or debit card numbers. The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice. On July 25, 2011, the court denied plaintiffs’ initial motion for class certification but granted the plaintiffs the right to file an amended motion. On October 3, 2011, Plaintiff filed an amended motion for class certification seeking to certify two classes. The first purported  class, represented by Mr. Amason, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 4, 2009 through the date of the final judgment in the action, (B) where the transaction was in a Company store located in the State of Alabama; and (C) in connection with the transaction, a receipt was printed by Retalix software containing the first four and last four digits of the credit/debit card number on the receipt provided to the customer. The second purported class, represented by Ms. McConnell, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 1, 2009 through the date of the final judgment in the action, and (B) in connection with the transaction, a receipt was printed containing all of the digits of the credit/debit card numbers on the receipt provided to the customer. The Company opposed  the motion for class certification, and also filed a motion to dismiss the plaintiffs’ claims on the basis that the plaintiffs lack standing or alternatively to stay the case until the Supreme Court of the United States rules in First American Financial Corp. v. Edwards (the “Edwards case”), another case involving a standing issue. On January 19, 2012, the Court issued an order staying the case until a decision is issued in the Edwards case, and subsequently administratively terminated plaintiffs’ motion for class certification, subject to plaintiffs’ right to refile the motion after the stay is removed. At this stage of the proceedings, we cannot reasonably estimate our ultimate loss or liability, if any, related to this lawsuit because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An unfavorable outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the ultimate resolution of these matters will not have a material impact on our business, financial condition, results of operations and cash flows. If, however, our assessment of these actions is inaccurate, or there are any significant unfavorable developments in these actions, our business, financial condition, results of operations and cash flows could be materially affected.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 28, 2005, we announced that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. Beginning in September 2005, we received requests from the SEC that we voluntarily provide certain information to the SEC Staff in connection with our sale-leaseback accounting, our decision to restate our financial statements with respect to sale-leaseback accounting and other lease accounting matters. In November 2006, the SEC informed us that in connection with the inquiry it had issued a formal order of private investigation. We have cooperated with the SEC in this investigation.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 29, 2011, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky, Kansas and Louisiana.

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

As of December 29, 2011, environmental reserves of approximately $5.9 million and $11.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 29, 2011, environmental reserves of approximately $5.9 million and $12.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 183 and 187 known contaminated sites as of December 29, 2011 and September 29, 2011, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $8.7 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend up to approximately $8.2 million for remediation and related litigation. Also, as of December 29, 2011 and September 29, 2011, there was an additional 571 and 589 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. As of December 29, 2011, anticipated reimbursements of $10.1 million are recorded as other noncurrent assets and $7.2 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of December 29, 2011, other accrued liabilities and deferred vendor rebates included unamortized liabilities associated with these payments of $196 thousand and $17.1 million, respectively. At September 29, 2011, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $2.7 million and $18.7 million, respectively.

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

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded fuel is measured each year over a one-year period during the remaining term of the agreement. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. We met the minimum volume requirements for the one-year period ended September 30, 2011. Based on current forecasts, we anticipate any shortfall to the minimum volume requirements to be immaterial for the one-year period ended September 30, 2012.

NOTE 11—FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance for accounting for fair value measurements established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels of inputs are defined as follows:

Tier	Description
Level 1	Defined as observable inputs such as quoted prices in active markets.
Level 2	Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our assets and liabilities that are measured at fair value on a recurring basis are our derivative instruments. We are exposed to various market risks, including changes in interest rates. We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings. Refer to “Note 5 – Derivative Financial Instruments” for additional information regarding our use of derivative instruments.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value at			Fair Value at
Recurring Basis	December 29, 2011			September 29, 2011
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instrument (1)	$-	$(856)	$-	$-	$(1,366)	$-

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at December 29, 2011.

Three Months Ended
Non-recurring Basis	December 29, 2011
(in thousands)	Operating stores
Fair value measurement	$425
Carrying amount	947
Realized loss	$(522)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2011. References in this report to “the Company,” “Pantry,” “The Pantry,” “we,” “us” and “our” refer to The Pantry, Inc. and its subsidiaries.

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “will,” “may,” “intend,” “forecast,” “goal,” “guidance” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated financial performance, projected costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, re-branding, re-imaging or otherwise converting our stores are forward-looking statements, as are our statements relating to our anticipated liquidity and debt reduction, our pricing strategies and their anticipated impact and our expectations relating to the costs and benefits of our merchandising and marketing initiatives. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of February 7, 2012. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

Our net loss for the first quarter of fiscal 2012 was $2.9 million, or $0.13 per share, compared to a net loss of $12.2 million, or $0.54 per share, in the first quarter of fiscal 2011. Adjusted EBITDA for the first quarter was $43.8 million, an increase of $11.7 million, or 36.5% from the first quarter of fiscal 2011. Our merchandise comparable store sales increased 2.0% compared to a merchandise comparable store sales decline of 0.8% in the fourth quarter of fiscal 2011.

Our comparable store fuel gallons declined 7.4% in the first quarter of fiscal 2012 which represents an improvement from a decline of 8.3% in the fourth quarter of fiscal 2011. We benefited from a more favorable wholesale cost environment and as a result our retail fuel margin per gallon was 12.2 cents in the first quarter of fiscal 2012 compared to 10.4 cents in the first quarter of fiscal 2011.

During the first quarter of fiscal 2012, we continued to make progress on our initiative to grow our proprietary food service consisting of coffee, fountain and frozen beverages, hot dogs, sandwiches and bakery. Proprietary food service comparable store sales increased approximately 25% during the quarter and proprietary food service sales as a percentage of total merchandise sales increased over 100 basis points to approximately 10%. Our merchandise margin for the quarter of 33.2% represented a 30 basis point decline from the first quarter of fiscal 2011 primarily due to margin pressure in the cigarette category.

We also reduced our leverage during the first quarter of fiscal 2012 through payments on our senior credit facility and purchasing notes on the open market. Our consolidated total adjusted leverage ratio, as defined by the terms of our senior credit facility agreement, declined to 5.12 as of December 29, 2011 compared to 5.25 as of September 29, 2011. During the quarter we reduced our senior debt by $30.0 million and purchased $15.4 million in outstanding principal of our 7.75% senior subordinated notes in open market transactions. Our liquidity, including cash on hand and borrowing availability under our revolving credit facility was $274.2 million as of December 29, 2011.

Subsequent to December 29, 2011, we purchased approximately $33.9 million in outstanding principal of our 3.0% convertible notes in open market transactions. Additionally, our current plan is to retire the remaining 3.0% convertible notes at or before maturity in November, 2012 using available cash on hand.

We remain focused on divesting of under-performing store assets and non-productive surplus properties. During the first quarter of fiscal 2012, we converted 22 operating stores to dealer locations with fuel supply agreements. Our initiatives to reduce our corporate general and administrative expenses and our store operating expenses provided benefits during the first quarter of fiscal 2012. Our general and administrative expenses and our store operating expenses declined $1.9 million and $3.0 million, respectively, from the first quarter of fiscal 2011.

For the remainder of fiscal 2012 we intend to remain focused on the following key initiatives:

•	achieving a better balance between sales levels and margin contribution in order to enhance our competitiveness;
•	strong cash flow generation to reinvest in our business and reduce debt levels;
•	investing capital as needed in stores that we have identified as core operating properties to provide a platform for future growth through our merchandising and marketing initiatives;
•	divesting of under-performing store assets and non-productive surplus properties;
•	reducing our corporate general and administrative expenses and our store operating expenses and improving our working capital position;

Market and Industry Trends

Oil and fuel prices will in all probability remain volatile and unpredictable. During the first quarter of fiscal 2012, crude oil prices traded from a low of $76 per barrel to a high of $103 per barrel on November 16, 2011. Prices ended the quarter at $100 per barrel. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of decreasing wholesale costs.

Results of Operations

The table below provides a summary of our selected financial data for the three months ended December 29, 2011 and December 30, 2010:

	Three Months Ended
(in thousands, except per gallon and store count data)	December 29, 2011	December 30, 2010
Selected financial data:
Merchandise gross profit(1)	$142,209	$140,549
Merchandise margin	33.2%	33.5%
Retail fuel data:
Gallons (in millions)	455.2	487.1
Margin per gallon	$0.122	$0.104
Retail price per gallon	$3.32	$2.81
Total fuel gross profit (1) (2)	$55,910	$50,749

Comparable store data(3):
Merchandise sales increase (%)	2.0%	1.3%
Merchandise sales increase	$8,004	$5,442
Fuel gallons decrease (%)	(7.4%)	(5.2%)
Fuel gallons decrease	$(34,997)	$(26,252)

Number of stores:
End of period	1,624	1,669
Weighted-average store count	1,635	1,644

      (1) We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.
      (2) We present fuel gross profit per gallon inclusive of credit card processing fees and cost of reports and maintenance on fuel equipment.

(3) The stores included in calculating comparable stores are existing or replacement stores, which were in operation during the entire comparable period of both fiscal quarters. Remodeling, physical expansion or changes in store square footage are not considered when computing comparable stores. Comparable stores as defined by us may not be comparable to similarly titled measures reported by other companies.

Three Months Ended December 29, 2011 Compared to the Three Months Ended December 30, 2010

Merchandise Revenue and Gross Profit. The increase in merchandise revenue of $8.5 million is primarily attributable to an increase in comparable store merchandise revenue of 2.0%, or $8.0 million and merchandise revenue from stores acquired since the beginning of the first quarter of fiscal 2011 of $6.7 million, partially offset by lost merchandise revenue from stores closed or converted to dealer operations since the beginning of the first quarter of fiscal 2011 of $6.2 million. The increase in merchandise gross profit is primarily attributable to the increased revenue as merchandise gross margin declined 30 basis points from the first quarter of fiscal 2011 primarily due to margin pressure in the cigarette category.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue of $150.7 million is primarily attributable to the 18.2% increase in the average retail price per gallon to $3.32, partially offset by a decrease in fuel gallons sold. Retail fuel gallons sold for the first quarter of fiscal 2012 decreased 31.9 million gallons, or 6.5%, from the first quarter of fiscal 2011. The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 7.4%, or 35.0 million gallons, and 5.5 million gallons lost from stores closed or converted to dealer operations since the beginning of the first quarter of fiscal 2011, offset by the increase of 8.6 million gallons sold by stores acquired since the beginning of the first quarter of fiscal 2011. The decrease in comparable store fuel gallons sold was primarily due to declining demand in our markets as evidenced by the decline in miles driven and our efforts to optimize fuel margin dollars which added pressure to our retail fuel volumes.

The increase in fuel gross profit is primarily attributable to a 1.8 cent increase in retail gross profit per gallon to 12.2 cents for the first quarter of fiscal 2012 from 10.4 cents in the first quarter of fiscal 2011 partially offset by the fuel gallon decline. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.4 cents per retail gallon and 5.6 cents per retail gallon for the three months ended December 29, 2011 and December 30, 2010, respectively.

Store Operating. Store operating expenses for the first quarter of fiscal 2012 decreased $3.0 million, or 2.3%, from the first quarter of fiscal 2011 primarily as a result of several key initiatives. We reduced property and equipment rent by approximately $1.6 million primarily through active lease negotiations and the impact of closed and converted stores. Other reductions related to utilities, store postage, repairs and maintenance and contracted services are the result of our efforts to better manage store controllable expenses.

General and Administrative. General and administrative expenses for the first quarter of fiscal 2012 decreased $1.9 million, or 6.8%, from the first quarter of fiscal 2011. Professional and consulting expenses declined approximately $500 thousand primarily as a result of acquisition related costs in the first quarter of fiscal 2011. We also saw the benefits of our initiatives to reduce overhead expenses such as bank fees, meals and travel, advertising and supplies.

Asset Impairment.  We recorded impairment charges related to operating stores of approximately $522 thousand for the quarter ended December 29, 2011 due to management determining that certain operating stores should be classified as held for sale. There were no impairment charges related to operating stores recorded for the quarter ended December 30, 2010. See Note 3—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first quarter of fiscal 2012 was $21.3 million compared to $21.7 million for the first quarter of fiscal 2011. The decrease was primarily due to the expiration of higher fixed rate swap agreements.

Income Tax Benefit.  Our effective tax rate for the first quarter of fiscal 2012 was 47.3% compared to 34.1% in the first quarter of fiscal 2011. The increase in our effective tax rate is primarily the effect of a net loss before tax for the first quarter of fiscal 2012 as well as recording additional work opportunity credits. We anticipate our effective tax rate will be approximately 34.7% for fiscal 2012 compared to 33.0% for fiscal 2011.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, net, gain/loss on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the first quarter of fiscal 2012 increased $11.7 million, or 36.5%, from the first quarter of fiscal 2011. This increase is primarily attributable to the variances discussed above.

Adjusted EBITDA is not a measure of operating performance or liquidity under generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. We have included information concerning Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting compensation targets. Adjusted EBITDA does not include impairment of long-lived assets and other charges. We excluded the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets.

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

The following table contains a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended
(in thousands)	December 29, 2011	December 30, 2010
Adjusted EBITDA	$43,756	$32,064
Impairment charges	(522)	-
Loss on debt extinguishment	(82)	-
Interest expense, net	(21,348)	(21,737)
Depreciation and amortization	(27,366)	(28,831)
Income tax benefit	2,633	6,307
Net loss	$(2,929)	$(12,197)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

	Three Months Ended
(in thousands)	December 29, 2011	December 30, 2010
Adjusted EBITDA	$43,756	$32,064
Loss on debt extinguishment	(82)	-
Interest expense, net	(21,348)	(21,737)
Income tax benefit	2,633	6,307
Stock-based compensation expense	918	707
Changes in operating assets and liabilities	(18,767)	(30,458)
(Benefit) provision for deferred income taxes	(3,127)	12,882
Other	2,708	2,034
Net cash provided by operating activities	$6,691	$1,799
Net cash used in investing activities	(22,355)	(68,816)
Net cash used in financing activities	(47,439)	(1,367)

Liquidity and Capital Resources

(in thousands)	December 29, 2011	December 30, 2010
Cash and Cash Equivalents at beginning of year	$213,768	$200,637
Cash Flows provided by Operating Activities	6,691	1,799
Cash Flows from Investing Activities	(22,355)	(68,816)
Cash Flows from Financing Activities	(47,439)	(1,367)
Cash and Cash Equivalents at end of year	$150,665	$132,253

Consolidated total adjusted leverage ratio (1)	5.12	5.44

(1) As defined by the senior credit facility agreement.

Cash Flows from Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and lease finance transactions to finance our operations, pay principal and interest on our debt and fund capital expenditures. We had no borrowings under our revolving credit facility during the first three months of fiscal 2012. Our working capital as of December 29, 2011 was $55.1 million. Changes in working capital represented a use of cash of approximately $18.8 million in the first three months of fiscal 2012 compared to $30.5 million in the first three months of fiscal 2011. We historically realize a use of cash due to changes in working capital in the first quarter of our fiscal year due to annual payments related to our annual incentive plans, property taxes, and capital expenditure activity. Cash provided by operating activities increased to $6.7 million for the first quarter of fiscal 2012 compared to $1.8 million for the first quarter of fiscal 2011. The increase in cash flow from operations is primarily due to the $12.6 million increase in income from operations from the first quarter of fiscal 2011. We had $150.7 million of cash and cash equivalents on hand at December 29, 2011.

Cash Flows from Investing Activities. Capital expenditures (excluding accrued purchases and acquisitions) for the first quarter of fiscal 2012 were $27.2 million which was offset by proceeds from the sale of property and equipment totaling $3.6 million. Our capital expenditures are primarily expenditures relating to store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements. We anticipate that capital expenditures for fiscal 2012 will be approximately $90.0 million assuming no material cost for fuel rebranding.

Cash Flows from Financing Activities. For the first quarter of fiscal 2012, net cash used in financing activities was $47.4 million. During the first quarter of fiscal 2012 we made principal payments under our senior credit facility totaling approximately $30.0 million and purchased $15.4 million in principal of our senior subordinated notes in open market transactions. As of December 29, 2011, our debt consisted primarily of $376.5 million in loans under our senior credit facility, $221.6 million of outstanding senior subordinated notes and $109.8 million of outstanding convertible notes. As of December 29, 2011, we also had outstanding $456.9 million of lease finance obligations.

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

During the first quarter, we had no borrowings under our revolving credit facility and as of December 29, 2011 $101.4 million of standby letters of credit had been issued. As of December 29, 2011, we had $123.6 million in available borrowing capacity under the revolving credit facility ($58.6 million of which was available for issuances of letters of credit). As of December 29, 2011, we were in compliance with all covenants and restrictions under the senior credit facility.

Senior Subordinated Notes. As of December 29, 2011, we had outstanding $221.6 million of our senior subordinated notes due February 15, 2014. The senior subordinated notes bear interest at an annual rate of 7.75%, payable semi-annually on February 15th and August 15th of each year.

Senior Subordinated Convertible Notes. As of December 29, 2011, we had outstanding $109.8 million of our convertible notes which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 2,793,782.

Shareholders’ Equity. As of December 29, 2011, our shareholders’ equity totaled $320.8 million. The $1.5 million decrease from September 29, 2011 is primarily attributable to the net loss in the first quarter of fiscal 2012 of $2.9 million, offset by $1.1 million increase in additional paid-in capital and $312 thousand increase in unrealized gains on cash flow hedges. The increase in additional paid-in capital is primarily due to stock-based compensation and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations for the next 12 months. As of December 29, 2011, we had approximately $123.6 million in available borrowing capacity under our revolving credit facility, approximately $58.6 million of which was available for issuances of letters of credit. Changes in our operating plans, lower than anticipated sales, increased expenses, additional acquisitions or other events may cause us to need to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Additional equity financing could be dilutive to the holders of our common stock, and additional debt financing, if available, could impose greater cash payment obligations and more covenants and operating restrictions.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may have a material effect on our liquidity, financial condition and results of operations. During the first quarter of fiscal 2012, we purchased approximately $15.4 million in principal amount of our senior subordinated notes on the open market. In addition, we paid down $30.0 million of outstanding term loans under our senior credit facility. Subsequent to December 29, 2011 we purchased approximately $33.9 million in principal amount of our senior subordinated convertible notes on the open market.

New Accounting Standards

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not anticipate adopting this standard.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact, if any, this ASU will have on our consolidated financial statements.

Critical Accounting Policies

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2011, we consider our policies on self-insurance liabilities, long-lived assets - operating stores, goodwill, asset retirement obligations, vendor allowances and rebates, and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no changes in our critical accounting policies during the three months ended December 29, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at December 29, 2011, including applicable interest rates, are discussed in “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at December 29, 2011. Fair values have been determined based on quoted market prices as of December 29, 2011.

	Expected Maturity Date
	as of December 29, 2011
(in thousands)	2012	2013	2014	2015	2016	Total	Fair Value
Long-term debt (fixed rate)	$42	$109,818	$221,581	$-	$-	$331,441	$328,966
Weighted-average interest rate	6.18%	7.50%	7.75%	-	-	6.99%	N/A

Long-term debt (variable rate)	$1,968	$3,935	$370,563	$-	$-	$376,466	$366,113
Weighted-average interest rate	2.20%	2.20%	2.28%	-	-	2.22%	N/A

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At December 29, 2011 the interest rate on approximately 60.9% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 72.6% at September 29, 2011. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at December 29, 2011 would be to change interest expense by approximately $2.8 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(in thousands)	December 29, 2011	September 29, 2011
Notional principal amount	$100,000	$200,000
Weighted-average fixed pay rate	0.95%	2.02%
Weighted-average variable receive rate	0.26%	0.23%
Weighted-average years to maturity	2.62	1.36

As of December 29, 2011, the fair value of our swap agreement represented a net liability of $856 thousand.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

THE PANTRY, INC.
PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

For a description of legal proceedings, see Note 10, Commitments and Contingencies - Legal and Regulatory Matters of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended September 29, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the first quarter of fiscal 2012.

The following table lists all repurchases during the first quarter of fiscal 2012 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2011 - October 27, 2011	-	$-	-	-
October 28, 2011 - December 1, 2011	6,206	12.09	-	-
December 2, 2011 - December 29, 2011	16,513	11.47	-	-
Total	22,719	$11.78	-	-
   (1)  Represents shares repurchased in connection with tax withholding obligations under the Omnibus Plan.
(2) Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 6.  Exhibits

	Exhibit Number	Description of Document

	10.1	Form of Award Agreement (Awarding Restricted Stock to Employee for Retention).

	10.2	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company.

	10.3	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company.

	10.4	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between John J. Fisher and the Company.

	31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.].

32.2
Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.].

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
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

THE PANTRY, INC.
By:	/s/ Mark R. Bierley
Mark R. Bierley
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Date:	February 7, 2012

EXHIBIT INDEX

Item 6.  Exhibits

	Exhibit Number	Description of Document

	10.1	Form of Award Agreement (Awarding Restricted Stock to Employee for Retention).

	10.2	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company.

	10.3	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company.

	10.4	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between John J. Fisher and the Company.

	31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.].

32.2
Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.].

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.