Form 10-Q
period 2012-03-29
PANTRY INC
filed 2012-05-08
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	23,364,553 SHARES
(Class)	(Outstanding at May 3, 2012)

THE PANTRY, INC.
TABLE OF CONTENTS

Part I—Financial Information

Part II—Other Information

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE PANTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unuaudited)
	March 29,	September 29,
(in thousands, except par value and shares)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$113,216	$213,768
Receivables, net	94,431	98,144
Inventories	156,180	133,383
Prepaid expenses and other current assets	24,106	25,828
Deferred income taxes	23,079	11,792
Total current assets	411,012	482,915
Property and equipment, net	964,269	991,308
Other assets:
Goodwill	435,765	435,765
Other intangible assets	5,579	5,916
Other noncurrent assets	16,659	18,441
Total other assets	458,003	460,122
TOTAL ASSETS	$1,833,284	$1,934,345
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$63,193	$31,883
Current maturities of lease finance obligations	9,655	8,212
Accounts payable	170,845	151,835
Accrued compensation and related taxes	13,499	14,584
Other accrued taxes	20,398	29,616
Self-insurance reserves	33,716	32,678
Other accrued liabilities	37,391	40,761
Total current liabilities	348,697	309,569
Other liabilities:
Long-term debt	594,134	715,275
Lease finance obligations	443,579	449,255
Deferred income taxes	63,575	61,579
Deferred vendor rebates	13,567	18,714
Other noncurrent liabilities	56,941	57,633
Total other liabilities	1,171,796	1,302,456
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,364,553 and 22,923,829 issued and outstanding at March 29, 2012 and
September 29, 2011, respectively	234	229
Additional paid-in capital	215,443	212,551
Accumulated other comprehensive loss, net of deferred income taxes of $426
and $529 at March 29, 2012 and September 29, 2011, respectively	(676)	(837)
Retained earnings	97,790	110,377
Total shareholders’ equity	312,791	322,320
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,833,284	$1,934,345

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues:
Merchandise	$434,902	$422,494	$863,258	$842,359
Fuel	1,627,260	1,473,216	3,161,880	2,857,157
Total revenues	2,062,162	1,895,710	4,025,138	3,699,516
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	289,511	277,531	575,658	556,847
Fuel cost of goods sold (exclusive of items shown separately below)	1,583,961	1,411,385	3,062,671	2,744,577
Store operating	127,301	127,200	256,170	259,084
General and administrative	22,530	29,047	48,024	56,397
Asset impairment	2,388	797	2,910	797
Depreciation and amortization	29,275	29,356	56,641	58,187
Total costs and operating expenses	2,054,966	1,875,316	4,002,074	3,675,889
Income from operations	7,196	20,394	23,064	23,627
Other expenses:
Loss on extinguishment of debt	2,457	-	2,539	-
Interest expense, net	20,202	21,801	41,550	43,538
Total other expenses	22,659	21,801	44,089	43,538
Loss before income taxes	(15,463)	(1,407)	(21,025)	(19,911)
Income tax benefit	5,805	1,138	8,438	7,445
Net loss	$(9,658)	$(269)	$(12,587)	$(12,466)

Loss per share:
Basic	$(0.43)	$(0.01)	$(0.56)	$(0.56)
Diluted	$(0.43)	$(0.01)	$(0.56)	$(0.56)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 29,	March 31,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,587)	$(12,466)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,641	58,187
Asset impairment	2,910	797
Amortization of convertible note discount	2,220	2,544
(Benefit) provision for deferred income taxes	(9,395)	12,214
Loss on extinguishment of debt	2,539	-
Stock-based compensation expense	1,624	1,686
Other	1,797	1,632
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	1,600	(21,697)
Inventories	(22,797)	(37,386)
Prepaid expenses and other current assets	837	5,242
Other noncurrent assets	688	(1,142)
Accounts payable	19,010	14,814
Other current liabilities	(3,953)	(17,801)
Other noncurrent liabilities	(5,820)	3,876
Net cash provided by operating activities	35,314	10,500

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(45,152)	(52,901)
Proceeds from dispositions of property and equipment	6,211	5,366
Insurance recoveries	1,746	203
Acquisitions of businesses, net of cash acquired	-	(47,564)
Net cash used in investing activities	(36,195)	(94,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(94,368)	(6,188)
Repayments of lease finance obligations	(5,265)	(3,510)
Other	(38)	98
Net cash used in financing activities	(99,671)	(9,600)
Net decrease in cash	(100,552)	(93,996)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	213,768	200,637
CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,216	$106,641

Cash paid during the period:
Interest	$39,194	$40,336
Income taxes	419	-

Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$4,016	$2,214
Accrued purchases of property and equipment	3,413	2,071

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The Pantry

As of March 29, 2012, we operated 1,611 convenience stores located in Florida (388), North Carolina (368), South Carolina (273), Georgia (123), Alabama (111), Tennessee (98), Mississippi (97), Virginia (48), Kansas (42), Louisiana (27), Kentucky (24), Indiana (9) and Missouri (3). Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of March 29, 2012, we operated 229 quick service restaurants within 225 of our locations and 263 of our stores included car wash facilities. Self-service fuel is sold at 1,597 locations, of which 1,049 sell fuel under major oil company brand names including BP®, Chevron®, CITGO®, ConocoPhillips®, ExxonMobil®, Marathon®, Shell® and Texaco®.

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

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records and all amounts as of March 29, 2012 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature. The condensed consolidated balance sheet at September 29, 2011 has been derived from our audited consolidated financial statements.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2011.

Our results of operations for the three and six months ended March 29, 2012 and March 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher levels of revenues during the summer months than during the winter months.

References in this report to “fiscal 2012” refer to our current fiscal year, which ends on September 27, 2012 and references to “fiscal 2011” refer to our fiscal year which ended September 29, 2011.

Excise and Other Taxes

We pay federal and state excise taxes on petroleum products. Fuel sales and cost of goods sold included excise and other taxes of approximately $213.8 million and $429.3 million for the three and six months ended March 29, 2012, respectively and $204.7 million and $428.4 million for the three and six months ended March 31, 2011, respectively.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through fuel cost of goods sold during the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of March 29, 2012 and March 31, 2011, we have increased inventory by capitalizing fuel expansion variances of approximately $14.1 million and $19.2 million, respectively. At the end of any fiscal year, the entire variance is absorbed into fuel cost of goods sold.

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

New Accounting Standards

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not anticipate this ASU will have an impact on our annual goodwill testing.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this ASU in our fiscal year beginning September 28, 2012. This ASU affects presentation and disclosure and therefore, will not affect our consolidated financial position, results of operations and cash flows.

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

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We conducted our annual goodwill impairment assessment in the second quarter of fiscal 2012. If our fair value exceeds our book value, then our goodwill is not considered impaired and no additional analysis is required. Our market capitalization was less than our book value at our annual testing date, therefore we determined our fair value by using a combination of income and market approaches. We determined in step one of the test that fair value exceeded book value by a significant amount. As a result, no impairment charges related to goodwill were recognized during the first six months of fiscal 2012.

The following table reflects goodwill and other intangible asset balances as of September 29, 2011 and the activity thereafter through March 29, 2012:

	Unamortized	Amortized
(in thousands, except weighted-average life data)	Goodwill	Trade Names	Customer Agreements	Non-compete Agreements
Weighted-average useful life in years	N/A	2.0	11.8	31.6
Gross balance at September 29, 2011	$435,765	$3,270	$1,395	$8,094
Less gross balance of fully amortized at September 29, 2011	-	(2,800)	(39)	(120)
Gross balance at March 29, 2012	435,765	470	1,356	7,974
Accumulated amortization at September 29, 2011	-	(2,976)	(794)	(3,073)
Add back accumulated amortization of fully amortized at September 29, 2011	-	2,800	39	120
Amortization	-	(118)	(56)	(163)
Accumulated amortization at March 29, 2012	-	(294)	(811)	(3,116)
Net book value	$435,765	$176	$545	$4,858

NOTE 3— ASSET IMPAIRMENT

During the first six months of fiscal 2012 and 2011, we recorded the following asset impairments:

Surplus Properties.  During the three months ended March 29, 2012, management made a determination that certain surplus properties should be classified as held for sale because of a change in facts and circumstances, including increased marketing and bid activity. We estimated the fair value of these surplus properties, and based on these estimates, determined that the carrying values of some of these surplus properties exceeded fair value. We recorded impairment charges related to surplus properties of $471 thousand during the three and six months ended March 29, 2012. There were no impairment charges during the three and six months ended March 31, 2011 related to surplus properties.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating stores.  We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. Management also made a determination that certain operating stores should be classified as held for sale because of a change in facts and circumstances, primarily as a result of our plans to convert under-performing operating stores to dealer sites with fuel supply arrangements. We estimated the fair value of these operating stores, and based on these estimates, determined that the carrying values of some of these operating stores exceeded fair value. We recorded total impairment charges related to operating stores of $1.9 million and $797 thousand during the three months ended March 29, 2012 and March 31, 2011, respectively, and $2.4 million and $797 thousand for the six months ended March 29, 2012 and March 31, 2011, respectively.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

NOTE 4—DEBT

Long-term debt consisted of the following:

(in thousands)	March 29, 2012	September 29, 2011
Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in
quarterly installments through May 15, 2014	$376,466	$406,521
Senior subordinated notes payable; due February 15, 2014; interest payable semi-
annually at 7.75%	221,580	237,000
Senior subordinated convertible notes payable; due November 15, 2012;
interest payable semi-annually at 3.0%	61,301	109,768
Other notes payable; various interest rates and maturity dates	79	106
Total long-term debt	659,426	753,395
Less—current maturities	(63,193)	(31,883)
Less—unamortized debt discount	(2,099)	(6,237)
Long-term debt, net of current maturities and unamortized debt discount	$594,134	$715,275

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

As of March 29, 2012, there were no outstanding borrowings under our revolving credit facility and we had approximately $101.4 million of standby letters of credit issued under the facility. As a result, we had approximately $123.6 million in available borrowing capacity under our revolving credit facility (approximately $58.6 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.25% on February 29, 2012.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We have outstanding $221.6 million of our 7.75% senior subordinated notes due 2014. Interest on the senior subordinated notes is payable semi-annually on February 15th and August 15th. During the first six months of fiscal 2012 we purchased $15.4 million in principal amount of the senior subordinated notes on the open market resulting in a loss on the extinguishment of debt, net of write-off of deferred financing costs, of approximately $82 thousand.

As of March 29, 2012, we had outstanding $61.3 million of convertible notes. During the second quarter of fiscal 2012, we purchased $48.5 million in principal amount of the convertible notes on the open market, which reduced the fiscal 2013 maturities reflected in the table below by that amount. This transaction resulted in a loss on debt extinguishment of approximately $2.5 million. The loss is primarily due to the non-cash write-off of deferred financing costs of $131 thousand and the unamortized debt discount of $1.9 million.

Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events. The convertible notes mature in November, 2012 and therefore the outstanding principal is included in current maturities of long-term debt as of March 29, 2012. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 1,560,215.

As of March 29, 2012, we were in compliance with our debt covenants and restrictions.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining annual maturities of our long-term debt as of March 29, 2012 are as follows:

Fiscal Year
(in thousands)
2012	$1,996
2013	65,286
2014	592,144
Total principal payments	$659,426

The revolving credit facility matures in May 2013, and the term loan facility and delayed draw term loan facility mature in May 2014. Substantially all of our net assets are restricted as to payment of dividends and other distributions. The fair value of our indebtedness approximated $656.7 million at March 29, 2012. Refer to “Note 11 – Fair Value Measurements” for additional information regarding the accounting treatment for debt, as well as how fair value is determined.

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

As of March 29, 2012, we have outstanding two swap arrangements with a combined notional amount of $100 million, a fixed pay rate of 0.945% and a maturity date of May 15, 2014.

The Company's derivative and hedging activities are presented in the following tables:

		Fair Value
(in thousands)	Location of Fair Value in Balance Sheets	March 29, 2012	September 29, 2011
Derivatives designated as hedging instruments:
Interest rate contracts	Other accrued liabilities	$-	$245
Interest rate contracts	Other noncurrent liabilities	$1,102	$1,121

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Pre-tax Loss for the Three Months Ended		Pre-tax Loss for the Six Months Ended
(in thousands)	Location of Loss on Derivatives in Statements of Operations	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Derivatives accounted for as cash flow hedging relationships:
Interest rate contracts	Interest expense, net	$(168)	$(823)	$(597)	$(1,836)

The impact of interest rate contracts on other comprehensive loss is not material for the three and six months ended March 29, 2012 and March 31, 2011.

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

Stock-based compensation grants,  for the periods presented are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Shares Granted
Options	26	2	170	82
Time-based restricted stock	88	47	377	134
Performance-based restricted stock	31	4	213	187
Total Shares Granted	145	53	760	403

Fair Value of Shares Granted
Options	$102	$10	$654	$602
Time-based restricted stock	1,073	660	4,615	2,313
Performance-based restricted stock	374	68	2,402	3,552
Total Fair Value of Shares Granted	$1,549	$738	$7,671	$6,467

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of stock-based compensation expense in general and administrative expenses are as follows:
	Three Months Ended		Six Months Ended
(in thousands)	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Options	$72	$158	$163	$358
Time-based restricted stock awards	647	560	1,407	1,024
Performance-based restricted stock awards	(13)	261	54	304
	$706	$979	$1,624	$1,686

NOTE 7—COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of deferred income taxes, for the periods presented are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Net loss	$(9,658)	$(269)	$(12,587)	$(12,466)
Other comprehensive income (loss):
Net unrealized gains (losses) on qualifying cash flow hedges (net of
deferred income taxes of $95, $(295), $(102) and $(683), respectively)	(151)	464	161	1,075
Comprehensive income (loss)	$(9,809)	$195	$(12,426)	$(11,391)

The components of unrealized gains (losses) on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Unrealized losses on qualifying cash flow hedges	$(254)	$(39)	$(204)	$(47)
Reclassification adjustment recorded as an increase in
interest expense	103	503	365	1,122
Net unrealized gains (losses) on qualifying cash flow hedges	$(151)	$464	$161	$1,075

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INTEREST EXPENSE, NET

The components of interest expense, net are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Interest on long-term debt, including amortization of deferred financing costs	$7,998	$8,769	$16,442	$17,658
Interest on lease finance obligations	11,197	10,946	22,288	21,632
Interest rate swap settlements	168	823	597	1,836
Amortization of convertible note discount	838	1,272	2,220	2,544
Miscellaneous	4	10	7	15
Subtotal: Interest expense	20,205	21,820	41,554	43,685
Interest income	(3)	(19)	(4)	(147)
Total interest expense, net	$20,202	$21,801	$41,550	$43,538

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

In periods in which a net loss is incurred, no common stock equivalents are included since they are anti-dilutive and as such all stock options and restricted stock outstanding are excluded from the computation of diluted net loss per share in those periods. Options and restricted stock representing 1.3 million and 1.1 million shares have been excluded from diluted loss per share for the three months ended March 29, 2012 and March 31, 2011, respectively, and 1.3 million and 921 thousand for the six months ended March 29, 2012 and March 31, 2011, respectively.

The following table reflects the calculation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Net loss	$(9,658)	$(269)	$(12,587)	$(12,466)
Loss per share—basic:
Weighted-average shares outstanding	22,561	22,455	22,538	22,429
Loss per share—basic	$(0.43)	$(0.01)	$(0.56)	$(0.56)
Loss per share—diluted:
Weighted-average shares outstanding	22,561	22,455	22,538	22,429
Weighted-average potential dilutive shares outstanding	-	-	-	-
Weighted-average shares and potential dilutive shares outstanding	22,561	22,455	22,538	22,429
Loss per share—diluted	$(0.43)	$(0.01)	$(0.56)	$(0.56)

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES

As of March 29, 2012, we were contingently liable for outstanding letters of credit in the amount of approximately $101.4 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. Initially, we were named as a defendant in eight of these cases, three of which have been dismissed without prejudice. We remain as a defendant in five cases: one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama  (Cook,et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including those in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009, and defendants request to appeal that decision to the United States Court of Appeals for the Tenth Circuit was denied on August 31, 2010. In May 2010, in a lawsuit (“Kansas case”) in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages. Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010.  On November 12, 2011, Defendants in the Kansas case filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision.  On January 19, 2012, the Judge denied the Defendants’ motion to decertify and granted the Plaintiffs’ motion to certify a class as to liability and injunctive relief aspects of Plaintiffs’ claims.  The court has continued to deny certification of a damages class. The Kansas case is set for trial in August 2012.  We have filed dispositive motions in each of the cases in which we have been sued.  At this stage of proceedings, we cannot estimate our ultimate loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under state law, to sell temperature adjusted gallons of motor fuel and/or disclose the temperature of the fuel; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An unfavorable outcome in this litigation could have a material effect on our business, financial condition, results of operations, and cash flows.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of March 29, 2012, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky, Kansas and Louisiana.

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

As of March 29, 2012, environmental reserves of approximately $5.9 million and $11.7 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 29, 2011, environmental reserves of approximately $5.9 million and $12.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 193 and 187 known contaminated sites as of March 29, 2012 and September 29, 2011, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $8.8 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend up to approximately $8.8 million for remediation and related litigation. Also, as of March 29, 2012 and September 29, 2011, there was an additional 576 and 589 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve.

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. As of March 29, 2012, anticipated reimbursements of $10.2 million are recorded as other noncurrent assets and $7.4 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

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

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of March 29, 2012, other accrued liabilities and deferred vendor rebates included unamortized liabilities associated with these payments of $10.4 million and $13.6 million, respectively. At September 29, 2011, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $2.7 million and $18.7 million, respectively.

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

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2012 to 2017. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments.  The agreements require us to reimburse the respective oil company the unearned, unamortized portion, if any, of all payments received to date if the agreement is terminated under certain conditions. Amounts amortize under the agreements over varying methods such as straight-line, cliff vesting, partial cliff vesting and other arrangements. These payments are amortized and recognized as a reduction to fuel cost of goods sold using either the straight-line method or based on fuel volume purchased. Therefore, the contractual obligation we must reimburse the respective oil company if we default may be different than the unamortized balance recorded as deferred vendor rebates.

In the second quarter of fiscal 2012, management developed a plan to de-brand approximately 190 locations with a fuel vendor prior to the end of the contractual amortization period in a strategic effort to procure more competitive supply agreements. The contractual obligation we anticipate reimbursing the fuel vendor is an estimate based on our current de-branding timeline. The difference between the estimated contractual obligation of approximately $4.0 million and the unamortized balance of $2.4 million we had recorded as deferred vendor rebates under the straight-line method is approximately $1.6 million. This difference has been recognized as an increase to fuel cost of goods sold in the three and six months ended March 29, 2012. There were no other significant contractual obligation reimbursements to oil companies for the three and six months ended March 29, 2012 and March 31, 2011, respectively.

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

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our Branded Jobber Contract with BP® sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP® branded fuel is measured each year over a one-year period during the remaining term of the agreement. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP® two cents per gallon times the difference between the actual volume of BP® branded product purchased and the minimum volume requirement. We met the minimum volume requirements for the one-year period ended September 30, 2011. Based on current forecasts, we anticipate attaining the minimum volume requirements for the one-year period ended September 30, 2012.

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

Our assets and liabilities that are measured at fair value on a recurring basis are our derivative instruments. We are exposed to various market risks, including changes in interest rates. We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings. Refer to “Note 5 – Derivative Financial Instruments” and “Note 4 – Debt” for additional information regarding our use of derivative instruments.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value at			Fair Value at
Recurring Basis	March 29, 2012			September 29, 2011
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instrument (1)	$-	$(1,102)	$-	$-	$(1,366)	$-

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the condensed consolidated financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. As such, we classify these measurements as Level 1.

In determining the impairment of operating stores and surplus properties, we determined the fair values by estimating selling prices of the assets. We generally determine the estimated selling prices using information from comparable sales of similar assets and assumptions about demand in the market for these assets. While some of these inputs are observable, significant judgment was required to select certain inputs from observed market data. We classify these measurements as Level 2. See Note 4 – Debt, for more information about the fair value of our long-term debt.

THE PANTRY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at March 29, 2012.

	Three Months Ended		Six Months Ended
	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores
Non-recurring basis
Fair value measurement	$1,831	$1,052	$1,831	$1,477
Carrying amount	2,302	2,969	2,302	3,916
Realized loss	$(471)	$(1,917)	$(471)	$(2,439)

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

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of May 8, 2012. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

Our net loss for the second quarter of fiscal 2012 was $9.7 million, or $0.43 per share, compared to a net loss of $269 thousand, or $0.01 per share, in the second quarter of fiscal 2011. Adjusted EBITDA for the second quarter was $38.9 million, a decrease of $11.7 million, or 23.1% from the second quarter of fiscal 2011.

Our comparable store fuel gallons increased 1.1% compared to the second quarter of fiscal 2011. Our retail fuel margin per gallon was 9.6 cents in the second quarter of fiscal 2012 compared to 13.7 cents in the second quarter of fiscal 2011.

Our merchandise comparable store sales increased 4.8% from the second quarter of fiscal 2011. We have continued to grow our proprietary food service consisting of coffee, fountain and frozen beverages, hot dogs, sandwiches and bakery. Our merchandise margin for the second quarter declined to 33.4% in fiscal 2012 from 34.3% in fiscal 2011 primarily due to margin pressure in the cigarette category as a result of competitive pricing. Although we are experiencing downward margin pressure in the cigarette category, this is being partially offset by higher margins in our proprietary food services during the quarter.

   During the first six months of fiscal 2012, we have retired $93.9 million of debt obligations as part of our continuing initiative to reduce debt levels. During the second quarter of fiscal 2012, we purchased $48.5 million in outstanding principal of our 3.0% convertible notes in open market transactions resulting in a loss on the extinguishment of debt of $2.5 million. The loss is primarily due to the non-cash write-off of deferred financing costs of $131 thousand and the unamortized debt discount of $1.9 million. We plan to retire the remaining 3.0% convertible notes at or before maturity in November, 2012 using available cash on hand. Our liquidity, including cash on hand and borrowing availability under our revolving credit facility was $236.8 million as of March 29, 2012.

Our initiative to divest our under-performing store assets and non-productive surplus properties continued during the second quarter of fiscal 2012 as we converted five operating stores to dealer locations with fuel supply agreements and closed or sold eight under-performing stores. For the six months ended March 29, 2012, we have converted 27 operating stores to dealer locations and closed or sold 11 stores. Corporate general and administrative expenses for the second quarter of 2012 decreased 22.4% or $6.5 million compared to the second quarter of 2011 as we continue to benefit from our strategic initiatives. Our store operating expenses remained relatively flat when comparing the second quarters of fiscal 2012 to 2011 as increased labor and training expenses offset our cost reduction initiatives.

For the remainder of fiscal 2012 we intend to remain focused on the following key initiatives:

•	achieving a better balance between sales levels and margin contribution in order to enhance our competitiveness;
•	strong cash flow generation to reinvest in our business and reduce debt levels;
•	investing capital as needed in stores that we have identified as core operating properties to provide a platform for future growth through our merchandising and marketing initiatives;
•	divesting of under-performing store assets and non-productive surplus properties; and
•	reducing our corporate general and administrative expenses and our store operating expenses and improving our working capital position.

Market and Industry Trends

We tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of declining wholesale costs as the timing of any related increase or decrease in retail prices is affected by competitive conditions. During the second quarter of fiscal 2012, we experienced a continual climb in wholesale gasoline costs as measured by the Gulf Spot price which increased $0.62, or 23.8%, from the beginning of the quarter.  This increase was primarily responsible for our second quarter fiscal 2012 retail margin per gallon of 9.6 cents which is below historical averages.

Results of Operations

The table below provides a summary of our selected financial data for the three and six months ended March 29, 2012 and March 31, 2011:

	Three Months Ended		Six Months Ended
(in thousands, except per gallon and store count data)	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Selected financial data:
Merchandise gross profit(1)	$145,391	$144,963	$287,600	$285,512
Merchandise margin	33.4%	34.3%	33.3%	33.9%
Retail fuel data:
Gallons (in millions)	447.5	448.6	902.8	935.7
Margin per gallon	$0.096	$0.137	$0.109	$0.120
Retail price per gallon	$3.57	$3.24	$3.45	$3.02
Total fuel gross profit (1) (2)	$43,299	$61,831	$99,209	$112,580

Comparable store data(3):
Merchandise sales increase (%)	4.8%	2.0%	3.3%	1.7%
Merchandise sales increase	$19,692	$8,116	$26,993	$13,569
Fuel gallons increase (decrease) (%)	1.1%	(6.9%)	(3.2%)	(6.0%)
Fuel gallons increase (decrease)	4,936	(32,121)	(28,895)	(58,037)

Number of stores:
End of period	1,611	1,660	1,611	1,660
Weighted-average store count	1,618	1,663	1,626	1,654

(1) We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.
(2) We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment.
(3) The stores included in calculating comparable stores are existing or replacement stores, which were in operation during the entire comparable period of both fiscal periods. Remodeling, physical expansion or changes in store square footage are not considered when computing comparable stores. Comparable stores as defined by us may not be comparable to similarly titled measures reported by other companies.

Three Months Ended March 29, 2012 Compared to the Three Months Ended March 31, 2011

Merchandise Revenue and Gross Profit. The increase in merchandise revenue of $12.4 million is primarily attributable to an increase in comparable store merchandise revenue of 4.8%, or $19.6 million, partially offset by lost merchandise revenue from stores closed or converted to dealer operations since the beginning of the second quarter of fiscal 2011 of $7.2 million. The increase in merchandise gross profit is primarily attributable to the increased volume partially offset by a 90 basis point decline in gross margin. The merchandise gross margin decline in the second quarter of fiscal 2012 compared to 2011 was primarily due to margin pressure in the cigarette category.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue of $154.0 million is attributable to the 10.1% increase in the average retail price per gallon to $3.57 partially offset by a decline in fuel gallons sold. Retail fuel gallons sold for the second quarter of fiscal 2012 decreased 1.1 million gallons, or 0.2%, from the second quarter of fiscal 2011. The decrease is primarily attributable to 6.0 million gallons lost from stores closed or converted to dealer operations since the beginning of the second quarter of fiscal 2011 which was partially offset by an increase in comparable store fuel gallons sold of 1.1%, or 4.9 million gallons. The increase in comparable store fuel gallons sold was primarily due to more favorable year over year weather trends and our efforts to improve market share through more consistent and competitive pricing compared to the second quarter of fiscal 2011.

The decrease in fuel gross profit is primarily attributable to a 4.1 cent decrease in retail gross profit per gallon to 9.6 cents for the second quarter of fiscal 2012 from 13.7 cents in the second quarter of fiscal 2011. The decline in our retail fuel margin per gallon is due to an unfavorable wholesale fuel environment and our efforts to improve market share compared to the prior period. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.8 cents per retail gallon and 6.4 cents per retail gallon for the three months ended March 29, 2012 and March 31, 2011, respectively.

Store Operating. Store operating expenses for the second quarter of fiscal 2012 increased $101 thousand, or 0.1%, from the second quarter of fiscal 2011. The increase resulted from higher salaries and training expenses at our stores as we are working to retain and train store personnel. This increase was partially offset by property rent which decreased $2.5 million through active lease negotiations and the impact of closed and converted stores. Other reductions related to utilities, advertising and store postage are as a result of our efforts to better manage store expenses.

General and Administrative. General and administrative expenses for the second quarter of fiscal 2012 decreased $6.5 million, or 22.4%, from the second quarter of fiscal 2011. The decrease is primarily due to a $2.9 million reduction in corporate personnel expenses and $2.6 million in various property transactions recognized in the second quarter of fiscal 2012.

Asset Impairment. We recorded impairment charges related to operating stores and surplus properties of approximately $2.4 million and $797 thousand for the quarter ended March 29, 2012 and March 31, 2011, respectively, as a result of changes in expected cash flows at certain operating stores and management determining that certain other operating stores and surplus properties should be classified as held for sale. See Note 3—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the second quarter of fiscal 2012 was $20.2 million compared to $21.8 million for the second quarter of fiscal 2011. The decrease was primarily due to the maturity of higher fixed rate swap agreements and lower average outstanding borrowings.

Income Tax Benefit. Our effective tax rate for the second quarter of fiscal 2012 was 37.5% compared to 80.9% in the second quarter of fiscal 2011. The decrease in our effective tax rate is primarily the effect of the level of net loss before tax for the second quarter of fiscal 2012 compared to second quarter 2011. We anticipate our effective tax rate will be approximately 32.8% for fiscal 2012 compared to 33.0% for fiscal 2011.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, net, gain/loss on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the second quarter of fiscal 2012 decreased $11.7 million, or 23.1%, from the second quarter of fiscal 2011. This decrease is primarily attributable to the decline in fuel gross profit offset by lower general and administrative expenses.

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

The following table contains a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended
(in thousands)	March 29, 2012	March 31, 2011
Adjusted EBITDA	$38,859	$50,547
Impairment charges	(2,388)	(797)
Loss on debt extinguishment	(2,457)	-
Interest expense, net	(20,202)	(21,801)
Depreciation and amortization	(29,275)	(29,356)
Income tax benefit	5,805	1,138
Net loss	$(9,658)	$(269)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

	Three Months Ended
(in thousands)	March 29, 2012	March 31, 2011
Adjusted EBITDA	$38,859	$50,547
Loss on debt extinguishment	(2,457)	-
Interest expense, net	(20,202)	(21,801)
Income tax benefit	5,805	1,138
Stock-based compensation expense	706	979
Changes in operating assets and liabilities	8,332	(23,636)
(Benefit) provision for deferred income taxes	(6,268)	(668)
Other	3,848	2,142
Net cash provided by operating activities	$28,623	$8,701
Net cash used in investing activities	$(13,840)	$(26,080)
Net cash used in financing activities	$(52,232)	$(8,233)

Six Months Ended March 29, 2012 Compared to the Six Months Ended March 31, 2011

Merchandise Revenue and Gross Profit. The increase in merchandise revenue of $20.9 million is primarily attributable to an increase in comparable store merchandise revenue of 3.3%, or $27.0 million and merchandise revenue from stores acquired since the beginning of fiscal 2011 of $7.5 million which is partially offset by lost merchandise revenue from stores closed or converted to dealer operations since the beginning of fiscal 2011 of $13.6 million. The increase in merchandise gross profit is primarily attributable to the increased volume partially offset by a 60 basis point decline in gross margin. The merchandise gross margin declined 60 basis points in the first six months of fiscal 2012 compared to 2011 primarily due to margin pressure in the cigarette category.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue of $304.7 million is primarily attributable to the 14.1% increase in the average retail price per gallon to $3.45, partially offset by a decrease in fuel gallons sold. Retail fuel gallons sold for the first six months of fiscal 2012 decreased 32.9 million gallons, or 3.5% from the first six months of fiscal 2011. The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 3.2%, or 28.9 million gallons and 12.1 million gallons lost from stores closed or converted to dealer operations since the beginning of fiscal 2011. This was partially offset by the increase of 7.9 million gallons sold by stores acquired since the beginning of fiscal 2011. The decrease in comparable store fuel gallons sold was primarily due to declining demand in our markets as evidenced by the decline in miles driven.

The decrease in fuel gross profit is primarily attributable to a 1.1 cent decrease in retail gross profit per gallon to 10.9 cents for the first six months of fiscal 2012 from 12.0 cents in the first six months of fiscal 2011 coupled with the fuel gallon decline. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.6 cents per retail gallon and 6.0 cents per retail gallon for the six months ended March 29, 2012 and March 31, 2011, respectively.

Store Operating. Store operating expenses for the first six months of fiscal 2012 decreased $2.9 million, or 1.1%, from the first six months of fiscal 2011 primarily as a result of several key initiatives. We decreased property rent by $3.6 million through active lease negotiations and the impact of closed and converted stores. Other reductions related to equipment, utilities and postage as we continue our effort to manage store expenses. These reductions were partially offset by higher salaries and training expenses at our stores as we are working to retain and train store personnel.

General and Administrative. General and administrative expenses for the first six months of fiscal 2012 decreased $8.4 million, or 14.8%, from the first six months of fiscal 2011. The decrease is primarily due to a $3.3 million reduction in corporate personnel expenses and $2.6 million in various property transactions recognized in the first six months of fiscal 2012, lower professional and consulting expenses due to acquisition costs in the prior year and lower bank fees and telephone expense as a result of our initiatives to reduce expenses.

Asset Impairment. We recorded impairment charges related to operating stores of approximately $2.9 million and $797 thousand during the six months ended March 29, 2012 and March 31, 2011, respectively, as a result of changes in cash flows at certain operating stores and management determining that certain other operating stores and surplus properties should be classified as held for sale. See Note 3—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first six months of fiscal 2012 was $41.6 million compared to $43.5 million for the first six months of fiscal 2011. The decrease was primarily due to the maturity of higher fixed rate swap agreements and lower average outstanding borrowings.

Income Tax Benefit. Our effective tax rate for the first six months of fiscal 2012 was 40.1% compared to 37.4% in the first six months of fiscal 2011. The increase in our effective tax rate is primarily the effect of a net loss before tax for the second quarter of fiscal 2012 as well as recording additional work opportunity credits. We anticipate our effective tax rate will be approximately 32.8% for fiscal 2012 compared to 33.0% for fiscal 2011.

Adjusted EBITDA. Adjusted EBITDA for the first six months of fiscal 2012 increased $4 thousand from the first six months of fiscal 2011. This increase is primarily attributable to the variances discussed above.

The following table contains a reconciliation of Adjusted EBITDA to net loss:

	Six Months Ended
(in thousands)	March 29, 2012	March 31, 2011
Adjusted EBITDA	$82,615	$82,611
Impairment charges	(2,910)	(797)
Loss on debt extinguishment	(2,539)	-
Interest expense, net	(41,550)	(43,538)
Depreciation and amortization	(56,641)	(58,187)
Income tax benefit	8,438	7,445
Net loss	$(12,587)	$(12,466)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

	Six Months Ended
(in thousands)	March 29, 2012	March 31, 2011
Adjusted EBITDA	$82,615	$82,611
Loss on debt extinguishment	(2,539)	-
Interest expense, net	(41,550)	(43,538)
Income tax benefit	8,438	7,445
Stock-based compensation expense	1,624	1,686
Changes in operating assets and liabilities	(10,435)	(54,094)
(Benefit) provision for deferred income taxes	(9,395)	12,214
Other	6,556	4,176
Net cash provided by operating activities	$35,314	$10,500
Net cash used in investing activities	$(36,195)	$(94,896)
Net cash used in financing activities	$(99,671)	$(9,600)

Liquidity and Capital Resources

(in thousands)	March 29, 2012	March 31, 2011
Cash and cash equivalents at beginning of year	$213,768	$200,637
Cash flows provided by operating activities	35,314	10,500
Cash flows used in investing activities	(36,195)	(94,896)
Cash flows used in financing activities	(99,671)	(9,600)
Cash and cash equivalents at end of year	$113,216	$106,641

Consolidated total adjusted leverage ratio (1)	5.22	5.48

(1) As defined by the senior credit facility agreement.

Cash Flows provided by Operations. Due to the nature of our business, substantially all sales are for cash and cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility and lease finance transactions to finance our operations, pay principal and interest on our debt and fund capital expenditures. We had no borrowings under our revolving credit facility during the first six months of fiscal 2012 and we had approximately $101.4 million of standby letters of credit issued under the facility as of March 29, 2012. Our working capital as of March 29, 2012 was $62.3 million. Changes in working capital represented a use of cash of approximately $5.3 million in the first six months of fiscal 2012 compared to $56.8 million in the first six months of fiscal 2011. Due to the seasonality of certain payments, changes in working capital typically represent a use of cash in the first six months of our fiscal year. In addition, periods of rising fuel costs typically create an investment in working capital. During the first six months of fiscal 2012, we migrated the impact through better management of receivables and fuel inventory gallons on hand. The increase in working capital during the first six months of fiscal 2012 was primarily due to increases in receivables and inventories as a result of rising fuel prices, which were not offset by a corresponding increase in fuel payables due to a decline in our days payable outstanding as a result of a shift in supplies. Cash provided by operating activities increased to $35.3 million for the first six months of fiscal 2012 compared to $10.5 million for the first six months of fiscal 2011. The increase in cash flow from operations is primarily due to changes in working capital previously discussed. We had $113.2 million of cash and cash equivalents on hand at March 29, 2012.

Cash Flows used in Investing Activities. Capital expenditures (excluding accrued purchases and acquisitions) for the first six months of fiscal 2012 were $44.1 million which was offset by proceeds from the sale of property and equipment totaling $6.2 million. Our capital expenditures are primarily expenditures relating to store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, proceeds from lease financing transactions, asset dispositions and vendor reimbursements. We anticipate that capital expenditures for fiscal 2012 will be approximately $90.0 million assuming no material cost for fuel rebranding.

Cash Flows used in Financing Activities. For the first six months of fiscal 2012, net cash used in financing activities was $99.7 million. During the first six months of fiscal 2012, we paid $94.4 million to reduce our debt obligations of which $63.9 million was purchased in the open market. Additionally, we paid $30.5 million to reduce the principal amount of our senior credit facility. As of March 29, 2012, our debt consisted primarily of $376.5 million in loans under our senior credit facility, $221.6 million of outstanding senior subordinated notes and $61.3 million of outstanding convertible notes. As of March 29, 2012, we also had outstanding $453.2 million of lease finance obligations.

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

During the first six months, we had no borrowings under our revolving credit facility and as of March 29, 2012, $101.4 million of standby letters of credit had been issued. As of March 29, 2012, we had $123.6 million in available borrowing capacity under the revolving credit facility ($58.6 million of which was available for issuances of letters of credit). During the first six months of fiscal 2012, we paid $30.5 million in principal amount on our senior credit facility, which included a mandatory prepayment of $27.9 million as a result of our excess cash flow. As of March 29, 2012, we were in compliance with all covenants and restrictions under the senior credit facility.

Senior Subordinated Notes. As of March 29, 2012, we had outstanding $221.6 million of our senior subordinated notes due February 15, 2014. The senior subordinated notes bear interest at an annual rate of 7.75%, payable semi-annually on February 15th and August 15th of each year. During the first six month of fiscal 2012, we paid $15.4 million in principal amount on our senior subordinated notes on the open market which resulted in a loss on debt extinguishment of approximately $82 thousand.

Senior Subordinated Convertible Notes. As of March 29, 2012, we had outstanding $61.3 million of our convertible notes which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. During the second quarter of fiscal 2012, we purchased $48.5 million in principal amount of the convertible notes on the open market which resulted in a loss on debt extinguishment of approximately $2.5 million. The loss is primarily due to the non-cash write-off of deferred financing costs of $131 thousand and the unamortized debt discount of $1.9 million.

The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 1,560,215.

Shareholders’ Equity. As of March 29, 2012, our shareholders’ equity totaled $312.8 million. The $9.5 million decrease from September 29, 2011 is primarily attributable to the net loss in the first six months of fiscal 2012 of $12.6 million, offset by $2.9 million increase in additional paid-in capital and $161 thousand increase in unrealized gains on cash flow hedges. The increase in additional paid-in capital is primarily due to stock-based compensation and related tax benefits.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations for the next 12 months. As of March 29, 2012, we had approximately $123.6 million in available borrowing capacity under our revolving credit facility, approximately $58.6 million of which was available for issuances of letters of credit.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may have a material effect on our liquidity, financial condition and results of operations. During the first six months of fiscal 2012, we purchased approximately $15.4 million in principal amount of our senior subordinated notes on the open market. In addition, we paid down $30.0 million of outstanding term loans under our senior credit facility. During the second quarter of fiscal 2012, we purchased approximately $48.5 million in principal amount of our senior subordinated convertible notes on the open market. During the first six months of fiscal 2012, we have retired $93.9 million of debt obligations as part of our continuing initiative to reduce debt levels.

Contractual Obligations.  The following table summarizes by fiscal year our expected long-term debt payment schedule which has changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2011.

(in thousands)	Fiscal 2012	Fiscal 2013	Fiscal 2014
Long-term debt (1)	$1,996	$65,286	$592,144

(1)
Included in long-term debt are principal amounts owed on our subordinated notes, convertible notes and senior credit facility. These borrowings are further explained above under “—Liquidity and Capital Resources” and in “Part I.—Item 2. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Long-Term Debt.” The table assumes our long-term debt is held to maturity. The revolving credit facility matures in May 2013, and the term loan facility and delayed draw term loan facility mature in May 2014.

New Accounting Standards

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not anticipate this ASU will have an impact on our annual goodwill testing.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this ASU in our fiscal year beginning September 28, 2012. This ASU affects presentation and disclosure and therefore, will not affect our consolidated financial position, results of operations and cash flows.

Critical Accounting Policies

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2011, we consider our policies on self-insurance liabilities, long-lived assets - operating stores, goodwill, asset retirement obligations, vendor allowances and rebates, and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no changes in our critical accounting policies during the six months ended March 29, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at March 29, 2012, including applicable interest rates, are discussed in “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows by fiscal year and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at March 29, 2012. Fair values have been determined based on quoted market prices as of March 29, 2012.

	Expected Maturity Date
(in thousands)	2012	2013	2014	2015	2016	Total	Fair Value
Long-term debt (fixed rate)	$28	$61,351	$221,581	$-	$-	$282,960	$283,514
Weighted-average interest rate	6.72%	7.50%	7.75%	-	-	7.32%	N/A

Long-term debt (variable rate)	$1,968	$3,935	$370,563	$-	$-	$376,466	$373,172
Weighted-average interest rate	2.19%	2.19%	2.27%	-	-	2.21%	N/A

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At March 29, 2012 the interest rate on approximately 58.1% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 72.6% at September 29, 2011. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at March 29, 2012 would be to change interest expense by approximately $2.8 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts
(in thousands)	March 29, 2012	September 29, 2011
Notional principal amount	$100,000	$200,000
Weighted-average fixed pay rate	0.95%	2.02%
Weighted-average variable receive rate	0.25%	0.23%
Weighted-average years to maturity	2.13	1.36

As of March 29, 2012, the fair value of our swap agreement represented a net liability of $1.1 million.

Qualitative Disclosures. Our primary exposure relates to:

•	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	our ability to pay or refinance long-term borrowings at maturity at market rates;
•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except for the risk factor indicated below, there have been no material changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended September 29, 2011.

Because we depend on our senior management’s experience and knowledge of our industry, we would be adversely affected if we were to lose any members of our senior management team.

We are dependent on the continued efforts of our senior management team. The Board of Directors appointed Dennis G. Hatchell as President and Chief Executive Officer, effective March 5, 2012. Recently, we were also informed by our Senior Vice President and Chief Financial Officer, Mark R. Bierley, that he is resigning from his position with us effective May 25, 2012. Management is actively conducting a search for Mr. Bierley’s replacement. If, for any reason, our senior executives do not continue to be active in management or management is unable to successfully locate a successor for Mr. Bierley, our business, financial condition, results of operations and cash flows could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the second quarter of fiscal 2012.

The following table lists all repurchases during the second quarter of fiscal 2012 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2011 - January 26, 2012	-	$-	-	-
January 27, 2012 - March 1, 2012	-	-	-	-
March 2, 2012 - March 29, 2012	462	12.41	-	-
Total	462	$12.41	-	-

(1) Represents shares repurchased in connection with tax withholding obligations under the Omnibus Plan.
(2) Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document

10.1
Second Amendment to Addendum to Citgo Marketer Franchise Agreement by and between The Pantry and Citgo® Petroleum Corporation dated March 5, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2
Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and betweeen Mark R. Bierley and the Company (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).**

10.3
Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and betweeen Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).**

10.4
Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and betweeen Paul M. Lemerise and the Company (incorporated by reference to Exhibit 10.3 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).**

10.5
Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).**

10.6
Form of Award Agreement (Awarding Nonqualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).**

10.7
Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).**

10.8
Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).**

10.9
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.5 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).**

10.10
Amended and Restated Employment Agreement made and entered into as of  January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011)**

10.11
Amended and Restated Employment Agreement made and entered into as of  January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011)**

10.12
Amended and Restated Employment Agreement made and entered into as of  January 10, 2012 by and between John J. Fisher and the Company (incorporated by reference to Exhibit 10.4 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011)**

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

**	Represents a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.
By:	/s/ Mark R. Bierley
Mark R. Bierley
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)
Date:	May 8, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1
Second Amendment to Addendum to Citgo Marketer Franchise Agreement by and between The Pantry and Citgo® Petroleum Corporation dated March 5, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)
.

10.2
Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and betweeen Mark R. Bierley and the Company (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).**

10.3
Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and betweeen Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).**

10.4
Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and betweeen Paul M. Lemerise and the Company (incorporated by reference to Exhibit 10.3 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).**

10.5
Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).**

10.6
Form of Award Agreement (Awarding Nonqualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).**

10.7
Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).**

10.8
Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).**

10.9
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.5 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).**

10.10
Amended and Restated Employment Agreement made and entered into as of  January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011)**

10.11
Amended and Restated Employment Agreement made and entered into as of  January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011)**

10.12
Amended and Restated Employment Agreement made and entered into as of  January 10, 2012 by and between John J. Fisher and the Company (incorporated by reference to Exhibit 10.4 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011)**

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

**	Represents a management contract or compensatory plan or arrangement.