Form 10-Q
period 2012-06-28
PANTRY INC
filed 2012-08-07
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	23,275,033 SHARES
(Class)	(Outstanding at August 2, 2012)

THE PANTRY, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE PANTRY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unuaudited)
	June 28,	September 29,
(in thousands, except par value and shares)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$179,794	$213,768
Receivables, net	85,875	98,144
Inventories	135,465	133,383
Prepaid expenses and other current assets	24,636	25,828
Deferred income taxes	17,490	11,792

Total current assets	443,260	482,915

Property and equipment, net	943,328	991,308

Other assets:
Goodwill	435,765	435,765
Other intangible assets	5,427	5,916
Other noncurrent assets	15,157	18,441

Total other assets	456,349	460,122

TOTAL ASSETS	$1,842,937	$1,934,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$63,908	$31,883
Current maturities of lease finance obligations	9,959	8,212
Accounts payable	156,590	151,835
Accrued compensation and related taxes	14,692	14,584
Other accrued taxes	24,205	29,616
Self-insurance reserves	33,932	32,678
Other accrued liabilities	39,962	40,761

Total current liabilities	343,248	309,569

Other liabilities:
Long-term debt	593,133	715,275
Lease finance obligations	442,389	449,255
Deferred income taxes	65,674	61,579
Deferred vendor rebates	12,730	18,714
Other noncurrent liabilities	57,419	57,633

Total other liabilities	1,171,345	1,302,456

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,275,033 and 22,923,829 issued and outstanding at June 28, 2012 and September 29, 2011, respectively	233	229
Additional paid-in capital	216,187	212,551
Accumulated other comprehensive loss, net of deferred income taxes of $429 and $529 at June 28, 2012 and September 29, 2011, respectively	(681)	(837)
Retained earnings	112,605	110,377

Total shareholders’ equity	328,344	322,320

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,842,937	$1,934,345

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues:
Merchandise	$476,493	$470,152	$1,339,751	$1,312,511
Fuel	1,660,632	1,789,617	4,822,512	4,646,774

Total revenues	2,137,125	2,259,769	6,162,263	5,959,285

Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	316,767	310,164	892,425	867,011
Fuel cost of goods sold (exclusive of items shown separately below)	1,593,571	1,709,523	4,656,242	4,454,100
Store operating	126,914	130,286	383,084	389,370
General and administrative	25,166	25,052	73,190	81,449
Asset impairment	1,833	3,420	4,743	4,217
Depreciation and amortization	29,802	29,573	86,443	87,760

Total costs and operating expenses	2,094,053	2,208,018	6,096,127	5,883,907

Income from operations	43,072	51,751	66,136	75,378
Other expenses:
Loss on extinguishment of debt	-	-	2,539	-
Interest expense, net	19,732	21,776	61,282	65,314

Total other expenses	19,732	21,776	63,821	65,314

Income before income taxes	23,340	29,975	2,315	10,064
Income tax expense	8,525	11,023	87	3,578

Net income	$14,815	$18,952	$2,228	$6,486

Earnings per share:
Basic	$0.66	$0.84	$0.10	$0.29
Diluted	$0.65	$0.84	$0.10	$0.29

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 28,	June 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,228	$6,486

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,443	87,760
Asset impairment	4,743	4,217
Amortization of convertible note discount	2,932	3,816
(Benefit) provision for deferred income taxes	(1,704)	22,864
Loss on extinguishment of debt	2,539	-
Stock-based compensation expense	2,170	2,344
Other	3,723	2,914
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	8,823	(27,185)
Inventories	(2,082)	(26,642)
Prepaid expenses and other current assets	(1,161)	2,744
Other noncurrent assets	1,855	(1,504)
Accounts payable	4,755	23,718
Other current liabilities	6,423	(3,561)
Other noncurrent liabilities	(6,187)	9,173

Net cash provided by operating activities	115,500	107,144

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(57,774)	(71,457)
Proceeds from dispositions of property and equipment	8,648	5,898
Insurance recoveries	3,006	203
Acquisitions of businesses, net of cash acquired	-	(47,564)

Net cash used in investing activities	(46,120)	(112,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(95,366)	(7,258)
Repayments of lease finance obligations	(7,850)	(5,367)
Other	(138)	(11)

Net cash used in financing activities	(103,354)	(12,636)

Net decrease in cash and cash equivalents	(33,974)	(18,412)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	213,768	200,637

CASH AND CASH EQUIVALENTS, END OF PERIOD	$179,794	$182,225

Cash paid during the period:
Interest	$54,032	$56,480
Income taxes	$419	$-

Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$5,715	$4,853
Accrued purchases of property and equipment	$963	$2,925

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The Pantry

As of June 28, 2012, we operated 1,592 convenience stores primarily in the southeastern United States. Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of June 28, 2012, we operated 227 quick service restaurants and 258 of our stores included car wash facilities. Self-service fuel is sold at 1,580 locations, of which 1,039 sell fuel under major oil company brand names including BP®, Chevron®, CITGO®, ConocoPhillips®, ExxonMobil®, Marathon®, Shell® and Texaco®.

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

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records and all amounts as of June 28, 2012 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2011.

Our results of operations for the three and nine months ended June 28, 2012 and June 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher volumes during the summer months than during the winter months.

References in this report to “fiscal 2012” refer to our current fiscal year, which ends on September 27, 2012 and references to “fiscal 2011” refer to our fiscal year which ended September 29, 2011.

Excise and Other Taxes

We pay federal and state excise taxes on petroleum products. Fuel sales and cost of goods sold included excise and other taxes of approximately $215.1 million and $644.4 million for the three and nine months ended June 28, 2012, respectively, and $217.9 million and $646.3 million for the three and nine months ended June 30, 2011, respectively.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through fuel cost of goods sold during the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of June 28, 2012 and June 30, 2011, we have increased inventory by capitalizing fuel expansion variances of approximately $9.1 million and $15.6 million, respectively. At the end of any fiscal year, the entire variance is absorbed into fuel cost of goods sold.

Income Tax Examination

We are subject to examination by various domestic taxing authorities. The examination by the Internal Revenue Service for fiscal years 2007 through 2010 was concluded on June 1, 2012, resulting in a net refund of $3.7 million which is included in receivables, net as of June 28, 2012. State income tax returns for fiscal years 2007 through 2010 remain open for examination by the tax authorities. We believe our condensed consolidated financial statements include appropriate provisions for all outstanding issues in all jurisdictions and all open years.

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

NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS

Our chief operating decision maker regularly reviews our results of operations on a consolidated basis, and therefore we have concluded that we have one operating and reporting segment. We test goodwill for possible impairment in the second quarter of each fiscal year and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Management monitors events and changes in circumstances in between annual testing dates to determine

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We conducted our annual goodwill impairment assessment in the second quarter of fiscal 2012. If our fair value exceeds our book value, then our goodwill is not considered impaired and no additional analysis is required. Our market capitalization was less than our book value at our annual testing date, therefore we determined our fair value by using a combination of income and market approaches. We determined in step one of the test that fair value exceeded book value by a significant amount. As a result, no impairment charges related to goodwill were recognized during the first nine months of fiscal 2012.

The following table reflects goodwill and other intangible asset balances as of September 29, 2011 and the activity thereafter through June 28, 2012:

	June 28, 2012				September 29, 2011
(in thousands)	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Unamortized
Goodwill	N/A	$435,765	N/A	$435,765	N/A	$435,765	N/A	$435,765

Amortized
Trade Names	2.0	$470	$(352)	$118	2.0	$3,270	$(2,976)	$294
Customer Agreements	11.8	1,356	(834)	522	11.7	1,395	(794)	601
Non-compete Agreements	31.6	7,974	(3,187)	4,787	31.2	8,094	(3,073)	5,021

		$9,800	$(4,373)	$5,427		$12,759	$(6,843)	$5,916

NOTE 3 - ASSET IMPAIRMENT

During the first nine months of fiscal 2012 and 2011, we recorded the following asset impairments:

Surplus Properties. We test our surplus properties for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the nine months ended June 28, 2012, management made a determination that certain surplus properties should be classified as held for sale because of a change in facts and circumstances, including increased marketing and bid activity. We estimated the fair value of these surplus properties, and based on these estimates, determined that the carrying values of some of these surplus properties exceeded fair value. We recorded impairment charges related to surplus properties of $54 thousand and $2.0 million during the three months ended June 28, 2012 and June 30, 2011, respectively, and $525 thousand and $2.0 million for the nine months ended June 28, 2012 and June 30, 2011, respectively. Surplus properties classified as held for sale and included in prepaid expenses and other current assets totaled $7.2 million and $7.3 million as of June 28, 2012 and September 29, 2011, respectively.

Operating stores. We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For each operating store where events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable, we compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. Management also made a determination that certain operating stores should be classified as held for sale because of a change in facts and circumstances, primarily as a result of our plans to convert under-performing operating stores to dealer sites with fuel supply arrangements. We estimated the fair value of these operating stores, and based on these estimates, determined that the carrying values of some of these operating stores exceeded fair value. We recorded total impairment charges related to operating stores of $1.8 million and $1.4 million during the three months ended June 28, 2012 and June 30, 2011, respectively, and $4.2 million and $2.2 million for the nine months ended June 28, 2012 and June 30, 2011, respectively. Operating stores classified as held for sale and included in prepaid expenses and other current assets totaled $786 thousand and $3.1 million as of June 28, 2012 and September 29, 2011, respectively.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Refer to “Note 11 – Fair Value Measurements” for additional information regarding the accounting treatment for asset impairment, as well as how fair value is determined.

NOTE 4 - DEBT

Long-term debt consisted of the following:

(in thousands)	June 28, 2012	September 29, 2011

Senior credit facility; interest payable monthly at LIBOR plus 1.75%; principal due in quarterly installments through May 15, 2014	$375,483	$406,521
Senior subordinated notes payable; due February 15, 2014; interest payable semi- annually at 7.75%	221,580	237,000

Senior subordinated convertible notes payable; due November 15, 2012; interest payable semi-annually at 3.0%	61,301	109,768
Other notes payable; various interest rates and maturity dates	64	106

Total long-term debt	658,428	753,395
Less—current maturities	(63,908)	(31,883)
Less—unamortized debt discount	(1,387)	(6,237)

Long-term debt, net of current maturities and unamortized debt discount	$593,133	$715,275

We are party to a Third Amended and Restated Credit Agreement (“credit agreement”), which defines the terms of our existing senior credit facility. Our senior credit facility includes a $225.0 million six-year revolving credit facility and $375.5 million in outstanding term loan facilities. In addition, we may at any time incur up to $200.0 million in incremental facilities in the form of additional revolving or term loans so long as (i) such incremental facilities would not result in a default as defined in our credit agreement and (ii) we would be able to satisfy certain other conditions set forth in our credit agreement.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 28, 2012, there were no outstanding borrowings under our revolving credit facility and we had approximately $98.9 million of standby letters of credit issued under the facility. As a result, we had approximately $126.1 million in available borrowing capacity under our revolving credit facility (approximately $61.1 million of which was available for issuance of letters of credit). The letters of credit primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The LIBOR associated with our senior credit facility resets periodically, and was reset to 0.24% on May 31, 2012.

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

Provided that we are in compliance with the senior secured leverage incurrence test (as defined in our credit agreement) and no default under our credit agreement is continuing or would result therefrom, our senior credit facility allows us to make certain restricted junior payments, including dividends and debt repurchases, in an aggregate amount not to exceed $35.0 million per fiscal year, plus either annual excess cash flow for the previous fiscal year (if our consolidated total leverage ratio was less than or equal to 3.5 to 1.0 at the end of such previous fiscal year) or the portion of annual excess cash flow for the previous fiscal year that we are not required to utilize to prepay outstanding amounts under our senior credit facility (if our consolidated total leverage ratio was greater than 3.5 to 1.0 at the end of the previous fiscal year). The credit facility also permits amounts not used under our allowed junior restricted payments to be carried over to subsequent fiscal years.

We have outstanding $221.6 million of our 7.75% senior subordinated notes due 2014 (“senior subordinated notes due in 2014”). Interest on the senior subordinated notes due in 2014 is payable semi-annually on February 15th and August 15th. During the first nine months of fiscal 2012, we purchased $15.4 million in principal amount of the senior subordinated notes due in 2014 on the open market resulting in a loss on the extinguishment of debt, net of write-off of deferred financing costs, of approximately $82 thousand.

As of June 28, 2012, we had outstanding $61.3 million of convertible notes. During the first nine months of fiscal 2012, we purchased $48.5 million in principal amount of the convertible notes on the open market resulting in a loss on the extinguishment of debt of approximately $2.5 million. The loss is due to the premium paid of $408 thousand, the non-cash write-off of deferred financing costs of $131 thousand and the unamortized debt discount of $1.9 million.

Our convertible notes bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. The convertible notes are convertible into our common stock at an initial conversion price of $50.09 per share, upon the occurrence of certain events. The convertible notes mature on November 15, 2012 and therefore the outstanding principal is included in current maturities of long-term debt as of June 28, 2012. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the convertible notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the convertible note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the additional conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the convertible notes is 1,560,215.

As of June 28, 2012, we were in compliance with our debt covenants and restrictions.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remaining annual maturities of our long-term debt as of June 28, 2012 are as follows:

Fiscal year

(in thousands)

2012	$998

2013	65,286

2014	592,144

Total principal payments	$658,428

The revolving credit facility matures on May 15, 2013, and the term loan facility and delayed draw term loan facility matures on May 15, 2014. Substantially all of our net assets are restricted as to payment of dividends and other distributions.

The fair value of our indebtedness approximated $657.7 million as of June 28, 2012. Refer to “Note 11 – Fair Value Measurements” for additional information regarding the accounting treatment for debt, as well as how fair value is determined.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

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

As of June 28, 2012, we have outstanding two swap arrangements with a combined notional amount of $100 million, a fixed pay rate of 0.945% and a maturity date of May 15, 2014.

The Company’s derivative and hedging activities are presented in the following tables:

		Fair Value

(in thousands)	Location of Fair Value in Balance Sheets	June 28, 2012	September 29, 2011
Derivatives designated as hedging instruments:

Interest rate contracts	Other accrued liabilities	$-	$245

Interest rate contracts	Other noncurrent liabilities	$1,110	$1,121

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Pre-tax Loss for the Three Months Ended		Pre-tax Loss for the Nine Months Ended
(in thousands)	Location of Loss on Derivatives in Statements of Operations	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Derivatives accounted for as cash flow hedging relationships:
Interest rate contracts	Interest expense, net	$(171)	$(727)	$(768)	$(2,563)

The impact of interest rate contracts on other comprehensive loss is not material for the three and nine months ended June 28, 2012 and June 30, 2011.

NOTE 6 - STOCK COMPENSATION PLANS

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

We account for stock-based compensation by estimating the fair value of stock options granted under the Omnibus Plan using the Black-Scholes option pricing model. Restricted stock awards are valued at the market price of a share of our common stock on the date of grant. We recognize this fair value as an expense in our consolidated Statements of Operations over the requisite service period using the straight-line method.

Stock-based compensation grants, for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Shares Granted
Stock options	-	1	170	83
Time-based restricted stock	-	1	377	135
Performance-based restricted stock	1	3	214	190

Total Shares Granted	1	5	761	408

Fair Value of Shares Granted
Stock options	$3	$9	$657	$611
Time-based restricted stock	7	24	4,622	2,337
Performance-based restricted stock	13	55	2,415	3,607

Total Fair Value of Shares Granted	$23	$88	$7,694	$6,555

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of stock-based compensation expense in general and administrative expenses for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Stock options	$58	$(88)	$221	$270

Time-based restricted stock awards	477	251	1,884	1,275

Performance-based restricted stock awards	11	495	65	799

	$546	$658	$2,170	$2,344

NOTE 7 - COMPREHENSIVE INCOME

The components of comprehensive income, net of deferred income taxes, for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Net income	$14,815	$18,952	$2,228	$6,486

Other comprehensive income (loss):

Net unrealized gains (losses) on qualifying cash flow hedges (net of deferred income taxes of $3, $(266), $(99) and $(949), respectively)	(5)	418	156	1,493

Comprehensive income	$14,810	$19,370	$2,384	$7,979

The components of unrealized gains (losses) on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Unrealized losses on qualifying cash flow hedges	$(109)	$(26)	$(313)	$(73)

Reclassification adjustment recorded as an increase in interest expense	104	444	469	1,566

Net unrealized gains (losses) on qualifying cash flow hedges	$(5)	$418	$156	$1,493

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - INTEREST EXPENSE, NET

The components of interest expense, net for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Interest on long-term debt, including amortization of deferred financing costs	$7,657	$8,733	$24,099	$26,391
Interest on lease finance obligations	11,188	11,045	33,476	32,677
Interest rate swap settlements	171	727	768	2,563
Amortization of convertible note discount	712	1,272	2,932	3,816
Miscellaneous	5	8	12	23

Interest expense	19,733	21,785	61,287	65,470
Interest income	(1)	(9)	(5)	(156)

Interest expense, net	$19,732	$21,776	$61,282	$65,314

NOTE 9 - EARNINGS PER SHARE AND COMMON STOCK

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

Stock options and restricted stock representing 477 thousand and 825 thousand shares for the three months ended June 28, 2012 and June 30, 2011, respectively, were anti-dilutive and were not included in the diluted earnings per share calculation. Stock options and restricted stock representing 542 thousand and 950 thousand for the nine months ended June 28, 2012 and June 30, 2011, respectively, were anti-dilutive and were not included in the diluted earnings per share calculation.

The following table reflects the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011

Net income	$14,815	$18,952	$2,228	$6,486

Earnings per share—basic:

Weighted-average shares outstanding	22,600	22,501	22,559	22,453

Earnings per share—basic	$0.66	$0.84	$0.10	$0.29

Earnings per share—diluted:

Weighted-average shares outstanding	22,600	22,501	22,559	22,453

Weighted-average potential dilutive shares outstanding	86	104	73	145

Weighted-average shares and potential dilutive shares outstanding	22,686	22,605	22,632	22,598

Earnings per share—diluted	$0.65	$0.84	$0.10	$0.29

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As of June 28, 2012, we were contingently liable for outstanding letters of credit in the amount of approximately $98.9 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. Initially, we were named as a defendant in eight of these cases, three of which have been dismissed without prejudice. We remain as a defendant in five cases: one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Cook, et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including those in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. Plaintiffs more recently have focused on the allegation that the sale of fuel by the statutorily-required gallon is inherently deceptive absent temperature disclosures. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.” The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009, and defendants request to appeal that decision to the United States Court of Appeals for the Tenth Circuit was denied on August 31, 2010. In May 2010, in a lawsuit (“Kansas case”) in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages. Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. On November 12, 2011, Defendants in the Kansas case filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision. On January 19, 2012, the Judge denied the Defendants’ motion to decertify and granted the Plaintiffs’ motion to certify a class as to liability and injunctive relief aspects of Plaintiffs’ claims. The court has continued to deny certification of a damages class. Multiple claims in the Kansas case have been dismissed voluntarily by the plaintiffs or dismissed by the Court, including unjust enrichment, misrepresentation and civil conspiracy. The Kansas case is set for trial in August 2012. We have filed dispositive motions in each of the cases in which we have been sued. At this stage of proceedings, we cannot estimate our ultimate loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under federal and/or state law, to sell temperature adjusted gallons of motor fuel and/or disclose the temperature of the fuel; (ii) the amounts, price and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An unfavorable outcome in this litigation could have a material effect on our business, financial condition, results of operations, and cash flows.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W). On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals. The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g). The amended complaint alleges that: (i) plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom the Company printed receipts containing the first four and last four digits of their credit and/or debit card numbers; and (ii) Plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom the Company printed receipts containing all digits of their credit and/or debit card numbers. The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys’ fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice. On July 25, 2011, the court denied plaintiffs’ initial motion for class certification but granted the plaintiffs the right to file an amended motion. On October 3, 2011, Plaintiff filed an amended motion for class certification seeking to certify two classes. The first purported class, represented by Mr. Amason, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by us from June 4, 2009 through the date of the final judgment in the action, (B) where the transaction was in a company store located in the State of Alabama; and (C) in connection with the transaction, a receipt was printed by Retalix software containing the first four and last four digits of the credit/debit card number on the receipt provided to the customer. The second purported class, represented by Ms. McConnell, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by us from June 1, 2009 through the date of the final judgment in the action, and (B) in connection with the transaction, a receipt was printed containing all of the digits of the credit/debit card numbers on the receipt provided to the customer. We opposed the motion for class certification, and also filed a motion to dismiss the plaintiffs’ claims on the basis that the plaintiffs lack standing or alternatively to stay the case until the Supreme Court of the United States rules in First American Financial Corp. v. Edwards (the “Edwards case”), another case involving a standing issue. On January 19, 2012, the Court issued an order staying the case until a decision is issued in the Edwards case, and subsequently administratively terminated plaintiffs’ motion for class certification, subject to plaintiffs’ right to refile the motion after the stay is removed. On June 28, 2012, the Supreme Court of the United States dismissed the writ of certiorari in the Edwards case as having been improvidently granted, an action that has no precedential effect on our case. The parties filed a Joint Report to the Court on July 10, 2012 requesting that plaintiffs’ Renewed Motion for Class Certification and our Motion to Dismiss for Lack of Standing be deemed refiled. At this stage of the proceedings, we cannot reasonably estimate our ultimate loss or liability, if any, related to this lawsuit because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An unfavorable outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

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

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of June 28, 2012, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky, Kansas and Louisiana.

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

As of June 28, 2012, environmental reserves of approximately $5.9 million and $12.3 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 29, 2011, environmental reserves of approximately $5.9 million and $12.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 201 and 187 known contaminated sites as of June 28, 2012 and September 29, 2011, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $7.8 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result, we estimate we will spend up to approximately $10.4 million for remediation and related litigation. Also, as of June 28, 2012 and September 29, 2011, there was an additional 569 and 589 sites, respectively, that are known to be contaminated sites that are being remediated by third parties, and therefore, the costs to remediate such sites are not included in our environmental reserve. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve.

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. As of June 28, 2012, anticipated reimbursements of $9.2 million are recorded as other noncurrent assets and $7.9 million are recorded as current receivables related to all sites. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of June 28, 2012, other accrued liabilities and deferred vendor rebates included unamortized liabilities associated with these payments of $10.8 million and $12.7 million, respectively. At September 29, 2011, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $2.7 million and $18.7 million, respectively.

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

In the second quarter of fiscal 2012, management developed a plan to de-brand approximately 190 locations with a fuel vendor prior to the end of the contractual amortization period in a strategic effort to procure more competitive supply agreements. The contractual obligation we anticipate reimbursing the fuel vendor is an estimate based on our current de-branding timeline. The difference between the estimated contractual obligation of approximately $4.0 million and the unamortized balance of $2.4 million we had recorded as deferred vendor rebates under the straight-line method was approximately $1.6 million. This difference was recognized as an increase to fuel cost of goods sold in the second quarter of fiscal 2012. There were no other significant contractual obligation reimbursements to oil companies for the three and nine months ended June 28, 2012 and June 30, 2011, respectively.

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

NOTE 11 - FAIR VALUE MEASUREMENTS

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

Recurring Basis	Fair Value as of June 28, 2012			Fair Value as of September 29, 2011

(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Liabilities:

Derivative financial instrument (1)	$-	$(1,110)	$-	$-	$(1,366)	$-

(1) Included in “Other accrued liabilities” and “Other noncurrent liabilities” in the accompanying condensed consolidated balance sheet.

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the condensed consolidated financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. See “Note 4 – Debt,” for more information about the fair value of our long-term debt.

In determining the impairment of operating stores and surplus properties, we determined the fair values by estimating selling prices of the assets. We generally determine the estimated selling prices using information from

THE PANTRY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

comparable sales of similar assets and assumptions about demand in the market for these assets. While some of these inputs are observable, significant judgment was required to select certain inputs from observed market data. We classify these measurements as Level 2.

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values as of June 28, 2012.

	Three Months Ended June 28, 2012		Nine Months Ended June 28, 2012

	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores
Non-recurring basis

Fair value measurement	$188	$3,350	$2,019	$4,827

Carrying amount	242	5,129	2,544	9,045

Realized loss	$(54)	$(1,779)	$(525)	$(4,218)

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the end of our third quarter, we engaged in the following refinancing transactions (our “Refinancing”) to replace our senior credit facility and to retire our senior subordinated notes due in 2014. In connection with our Refinancing, we: (i) replaced our senior credit facility with a new $480 million senior facility consisting of a revolving credit facility of $225 million which expires in 2017 and $255 million of term loans which mature in 2019; and (ii) issued $250 million of 8.375% senior notes which mature in 2020. The interest rate on borrowings under the new revolving credit facility at our current leverage ratio is LIBOR plus 450 basis points with an unused commitment fee of 50 basis points. The interest rate on the new term loan at our current leverage ratio is LIBOR plus 450 basis points with a LIBOR floor of 125 basis points. We used the proceeds from the new term loan and the senior notes due in 2020, together with available cash, to repay our previously outstanding term loans and $199.9 million of our senior subordinated notes due in 2014 that were tendered pursuant to our tender offer for such notes. We also expect to use a portion of the proceeds of our Refinancing to promptly redeem the remaining $21.7 million of outstanding senior subordinated notes due in 2014. Through the tender offer, we obtained a sufficient number of consents from holders of the senior subordinated notes due in 2014 to effect certain amendments to the indenture governing the notes.

Our new credit facility contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio (as defined in our new credit agreement). Additionally, our new credit facility contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things.

Our two swap arrangements outstanding as of June 28, 2012 are designed to offset cash flows associated with changes in the variable LIBOR rate under our term loans. Subsequent to June 28, 2012, we de-designated the hedge relationship and discontinued hedge accounting due to the impact of the Refinancing. The net loss in accumulated other comprehensive loss as of June 28, 2012 were assessed to be effective at offsetting the hedged transactions and will be reclassified into earnings in future periods as the hedged transactions affects earnings. Subsequent changes in the fair value of the hedge instruments will be recognized into earnings immediately. We terminated these swaps during the fourth quarter of fiscal 2012 and the impact was immaterial to the condensed consolidated financial statements.

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

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “will,” “may,” “intend,” “forecast,” “goal,” “guidance” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated financial performance, projected costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, re-branding, re-imaging or otherwise converting our stores are forward-looking statements, as are our statements relating to our anticipated liquidity and debt reduction, our pricing strategies and their anticipated impact and our expectations relating to the costs and benefits of our merchandising and marketing initiatives. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	competitive pressures from convenience stores, fuel stations and other non-traditional retailers located in our markets;

•	volatility in oil and wholesale fuel costs;

•	political conditions in oil producing regions and global demand;

•	changes in credit card expenses;

•	changes in economic conditions generally and in the markets we serve;

•	consumer behavior, travel and tourism trends;

•	legal, technological, political and scientific developments regarding climate change;

•	wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;

•	federal and state regulation of tobacco products;

•	unfavorable weather conditions, the impact of climate change or other trends or developments in the southeastern United States;

•	inability to identify, acquire and integrate new stores or to divest our non-core stores to qualified buyers or operators on acceptable terms;

•	financial leverage and debt covenants, including increases in interest rates;

•	federal and state environmental, tobacco and other laws and regulations;

•	dependence on one principal supplier for merchandise and three principal suppliers for fuel;

•	dependence on senior management;

•	litigation risks, including with respect to food quality, health and other related issues;

•	inability to maintain an effective system of internal control over financial reporting;

•	disruption of our IT systems or a failure to protect sensitive customer, employee or vendor data;

•	inability to effectively implement our store improvement strategies; and

•	other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to “Part II.—Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of August 7, 2012. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Executive Overview

Our net income for the third quarter of fiscal 2012 was $14.8 million, or $0.65 per diluted share, compared to net income of $19.0 million, or $0.84 per diluted share, in the third quarter of fiscal 2011. Adjusted EBITDA for the third quarter was $74.7 million, a decrease of $10.0 million, or 11.8% from the third quarter of fiscal 2011.

Our merchandise comparable store sales increased 3.6% from the third quarter of fiscal 2011. We had comparable store gains of 16.0% in food service which grew to 10.4% of total merchandise sales in the third quarter of fiscal 2012 compared to 9.2% in the third quarter of fiscal 2011. Our merchandise margin for the third quarter declined to 33.5% in fiscal 2012 from 34.0% in fiscal 2011 primarily due to margin pressure in the cigarette category as a result of competitive pricing. Although we are experiencing downward margin pressure in the cigarette category, this is being partially offset by higher margins in our proprietary food services during the quarter.

Our retail fuel margin per gallon was 14.6 cents in the third quarter of fiscal 2012 compared to 16.6 cents in the third quarter of fiscal 2011. Our comparable store fuel gallons decreased 3.6% compared to the third quarter of fiscal 2011.

During the first nine months of fiscal 2012, we retired $93.9 million of debt obligations as part of our continuing initiative to reduce debt levels. Our liquidity, including cash on hand and borrowing availability under our revolving credit facility was $305.9 million as of June 28, 2012.

Subsequent to the end of our third quarter, we engaged in the following refinancing transactions (our “Refinancing”) to replace our senior credit facility and to retire our 7.75% senior subordinated notes due in 2014 (“senior subordinated notes due in 2014”). In connection with our Refinancing, we: (i) replaced our senior credit facility with a new $480 million senior facility consisting of a revolving credit facility of $225 million which expires in 2017 and $255 million of term loans which mature in 2019; and (ii) issued $250 million of 8.375% senior notes which mature in 2020. We are using the proceeds from the new term loan and the senior notes due in 2020, together with available cash, to repay our previously outstanding term loans and to repay our senior subordinated notes due in 2014.

Our store operating expenses decreased $3.4 million or 2.6% for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 as a result of our expense control and the impact of closed and converted stores. Our initiative to divest our under-performing store assets and non-productive surplus properties continued during the third quarter of fiscal 2012 as we converted 2 operating stores to dealer locations with fuel supply agreements and closed or sold 17 under-performing stores. For the nine months ended June 28, 2012, we have converted 29 operating stores to dealer locations and closed or sold 28 stores. Corporate general and administrative expenses remained relatively flat for the third quarter of fiscal 2012 compared to the third quarter of 2011.

Over the next several quarters, we intend to remain focused on the following key initiatives:

•	more consistent pricing to enhance our competitiveness;

•	strong cash flow generation to reinvest in our business and reduce debt levels;

•	investing capital as needed in stores that we have identified as core operating properties to provide a platform for future growth through our merchandising and marketing initiatives;

•	divesting of under-performing store assets and non-productive surplus properties; and

•	reducing our corporate general and administrative expenses and our store operating expenses and improving our working capital position.

Market and Industry Trends

We tend to experience lower fuel margins in periods of rising wholesale costs and higher margins in periods of declining wholesale costs as the timing of any related increase or decrease in retail prices is affected by competitive conditions. During the third quarter of fiscal 2012 we experienced declining wholesale gasoline costs as measured by the Gulf Spot price which fell $0.85 from the beginning of the quarter. This decline was primarily responsible for our third quarter fiscal 2012 retail margin per gallon of 14.6 cents which is above historical annual averages.

Results of Operations

The table below provides a summary of our selected financial data for the three and nine months ended June 28, 2012 and June 30, 2011:

	Three Months Ended		Nine Months Ended
(in thousands, except per gallon and store count data)	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Selected financial data:

Merchandise gross profit(1)	$159,726	$159,988	$447,326	$445,500

Merchandise margin	33.5%	34.0%	33.4%	33.9%

Retail fuel data:

Gallons (in millions)	454.5	478.7	1,357.3	1,414.4

Margin per gallon	$0.146	$0.166	$0.121	$0.135

Retail price per gallon	$3.59	$3.69	$3.49	$3.25

Fuel gross profit (1) (2)	$67,061	$80,094	$166,270	$192,674

Comparable store data(3):

Merchandise sales increase (decrease) (%)	3.6%	(1.5%)	3.4%	0.5%

Merchandise sales increase (decrease)	$16,557	$(7,123)	$42,457	$6,652

Fuel gallons decrease (%)	(3.6%)	(9.3%)	(3.3%)	(7.1%)

Fuel gallons decrease	(16,984)	(47,580)	(45,238)	(105,574)

Number of stores:

End of period	1,592	1,656	1,592	1,656

Weighted-average store count	1,605	1,659	1,619	1,655

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.
(2)	We present fuel gross profit per gallon inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment.
(3)

The stores included in calculating comparable stores are existing or replacement retail stores, which were in operation during the entire comparable period of both fiscal periods. Remodeling, physical expansion or changes in store square footage are not considered when computing comparable stores. Comparable stores as defined by us may not be comparable to similarly titled measures reported by other companies.

Three Months Ended June 28, 2012 Compared to the Three Months Ended June 30, 2011

Merchandise Revenue and Gross Profit. The increase in merchandise revenue of $6.3 million is primarily attributable to an increase in comparable store merchandise revenue of 3.6%, or $16.6 million. The increase in comparable store merchandise revenue was driven by gains in the package beverage and foodservice categories, partially offset by declining volume in the cigarette category . Our comparable store merchandise revenue increased 5.7% excluding the impact of cigarettes. This same store sales growth was partially offset by lost merchandise revenue from stores closed or converted to dealer operations since the beginning of the third quarter of fiscal 2011 of $9.5 million.

Our merchandise margin declined 50 basis points from the third quarter of fiscal 2011 primarily due to a 230 basis points decline in the cigarette category. Merchandise gross profit remained flat from the third quarter of fiscal 2012 compared to the same period in fiscal 2011 as a result of the increase in merchandise revenue offset by the continued margin pressure in the cigarette category.

Fuel Revenue, Gallons and Gross Profit. The decrease in fuel revenue of $129.0 million is attributable to the 2.7% decrease in the average retail price per gallon to $3.59 and a 5.0% decline in fuel gallons sold. Retail fuel gallons sold for the third quarter of fiscal 2012 decreased 24.2 million gallons, or 5.0%, from the third quarter of fiscal 2011. The decrease is primarily attributable to a 3.6% or 17.1 million gallon decline in comparable store fuel gallons along with 7.1 million gallons lost from stores closed or converted to dealer operations since the beginning of the third quarter of fiscal 2011.

The decrease in fuel gross profit is primarily attributable to a 2.0 cent decrease in retail gross profit per gallon to 14.6 cents for the third quarter of fiscal 2012 from 16.6 cents in the third quarter of fiscal 2011. Our retail fuel margin per gallon in the third quarter of fiscal 2012 and 2011 is above historical annual averages as we benefitted from a declining wholesale cost environment in both periods. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 7.2 cents per retail gallon for both the three months ended June 28, 2012 and June 30, 2011, respectively.

Store Operating. Store operating expenses for the third quarter of fiscal 2012 decreased $3.4 million, or 2.6%, from the third quarter of fiscal 2011. The decline is primarily due to lower facilities costs through expense controls and insurance costs primarily as a result of favorable claims experience, partially offset by higher salaries and training expenses. On a per store basis, store operating expenses for the third quarter of fiscal 2012 were consistent with the third quarter of fiscal 2011.

General and Administrative. General and administrative expenses for the third quarter of fiscal 2012 were consistent with the third quarter of fiscal 2011.

Asset Impairment. We recorded impairment charges related to operating stores and surplus properties of approximately $1.8 million and $3.4 million for the quarter ended June 28, 2012 and June 30, 2011, respectively, as a result of changes in expected cash flows at certain operating stores and management determining that certain other operating stores and surplus properties should be classified as held for sale. See Note 3—Asset Impairments and Note11—Fair Value Measurements in “Part I.—Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements” above.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the third quarter of fiscal 2012 was $19.7 million compared to $21.8 million for the third quarter of fiscal 2011. The decrease was primarily due to the maturity of higher fixed rate swap agreements and lower average outstanding borrowings.

Income Tax Expense. Our effective tax rate for the third quarter of fiscal 2012 was 36.5% compared to 36.8% in the third quarter of fiscal 2011. The decrease in our effective tax rate is primarily the effect of the level of net profit before tax for the third quarter of fiscal 2012 compared to the level of net profit for the third quarter of fiscal 2011. We anticipate our effective tax rate will be approximately 31.8% for fiscal 2012 compared to 33.0% for fiscal 2011.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, net, gain (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the third quarter of fiscal 2012 decreased $10.0 million, or 11.8%, from the third quarter of fiscal 2011. This decrease is primarily attributable to the decline in fuel gross profit offset by lower store operating expenses.

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

Any measure that excludes interest expense, gain (loss) on extinguishment of debt, depreciation and amortization, impairment charges or income taxes has material limitations because we use debt and lease financing in order to finance our operations and acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations. Due to these limitations, we use Adjusted EBITDA only in addition to and in conjunction with results and cash flows presented in accordance with GAAP. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of Adjusted EBITDA with non-GAAP financial measures having the same or similar names used by other companies.

The following table contains a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended
(in thousands)	June 28, 2012	June 30, 2011
Adjusted EBITDA	$74,707	$84,744

Impairment charges	(1,833)	(3,420)

Interest expense, net	(19,732)	(21,776)

Depreciation and amortization	(29,802)	(29,573)

Income tax expense	(8,525)	(11,023)

Net income	$14,815	$18,952

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

	Three Months Ended
(in thousands)	June 28, 2012	June 30, 2011
Adjusted EBITDA	$74,707	$84,744

Interest expense, net	(19,732)	(21,776)

Income tax expense	(8,525)	(11,023)

Stock-based compensation expense	546	658

Changes in operating assets and liabilities	22,861	30,837

Provision for deferred income taxes	7,691	10,650

Other	2,638	2,554

Net cash provided by operating activities	$80,186	$96,644

Net cash used in investing activities	$(9,925)	$(18,024)

Net cash used in financing activities	$(3,683)	$(3,036)

Nine Months Ended June 28, 2012 Compared to the Nine Months Ended June 30, 2011

Merchandise Revenue and Gross Profit. The increase in merchandise revenue of $27.2 million is primarily attributable to an increase in comparable store merchandise revenue of 3.4%, or $42.5 million and merchandise revenue from stores acquired since the beginning of fiscal 2011 of $8.7 million. These increases were partially offset by lost merchandise revenue from stores closed or converted to dealer operations since the beginning of fiscal 2012 of $23.3 million. The increase in merchandise gross profit is primarily attributable to the increased volume which is partially offset by a 50 basis points decline in merchandise margin primarily due to declines in the cigarette category.

Fuel Revenue, Gallons and Gross Profit. The increase in fuel revenue of $175.7 million is primarily attributable to the 7.4% increase in the average retail price per gallon to $3.49, partially offset by a 4.0% decrease in fuel gallons sold. Retail fuel gallons sold for the first nine months of fiscal 2012 decreased 57.1 million gallons, or 4.0%, from the first nine months of fiscal 2011. The decrease is primarily attributable to a decrease in comparable store fuel gallons sold of 3.3%, or 45.2 million gallons and 19.3 million gallons lost from stores closed or converted to dealer operations since the beginning of fiscal 2012. This was partially offset by the increase of 7.4 million gallons sold by stores acquired since the beginning of fiscal 2011.

The decrease in fuel gross profit is primarily attributable to a 1.4 cent decrease in retail gross profit per gallon to 12.1 cents for the first nine months of fiscal 2012 from 13.5 cents in the first nine months of fiscal 2011 coupled with the fuel gallon decline. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.8 cents per retail gallon and 6.4 cents per retail gallon for the nine months ended June 28, 2012 and June 30, 2011, respectively.

Store Operating. Store operating expenses for the first nine months of fiscal 2012 decreased $6.3 million, or 1.6%, from the first nine months of fiscal 2011. The decline is primarily due to lower facilities costs through expense controls and insurance costs primarily as a result of favorable claims experience, partially offset by higher salaries and training expenses.

General and Administrative. General and administrative expenses for the first nine months of fiscal 2012 decreased $8.3 million, or 10.1%, from the first nine months of fiscal 2011. The decrease is primarily due to a $3.7 million reduction related to property transactions, including divestitures and proceeds from store closures, a $2.7 million reduction in corporate personnel expenses and lower professional and consulting expenses due to acquisition costs in the prior year.

Asset Impairment. We recorded impairment charges related to operating stores and surplus properties of approximately $4.7 million and $4.2 million during the nine months ended June 28, 2012 and June 30, 2011, respectively, as a result of changes in cash flows at certain operating stores and management determining that certain other operating stores and surplus properties should be classified as held for sale. See Note 3—Asset Impairments and Note 11 - Fair Value Measurements in “Part I.- Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements” above.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of interest income. Interest expense, net for the first nine months of fiscal 2012 was $61.3 million compared to $65.3 million for the first nine months of fiscal 2011. The decrease was primarily due to the maturity of higher fixed rate swap agreements and lower average outstanding borrowings.

Income Tax Expense. Our effective tax rate for the first nine months of fiscal 2012 was 3.8% compared to 35.6% in the first nine months of fiscal 2011. The decrease in our effective tax rate is primarily the effect of a small net profit before tax for the third quarter of fiscal 2012 as well as recording significant work opportunity credits for fiscal years 2008-2009. We anticipate our effective tax rate will be approximately 31.8% for fiscal 2012 compared to 33.0% for fiscal 2011.

Adjusted EBITDA. Adjusted EBITDA for the first nine months of fiscal 2012 decreased $10.0 million, or 6.0%, from the first nine months of fiscal 2011. This decrease is primarily attributable to the variances discussed above.

The following table contains a reconciliation of Adjusted EBITDA to net income:

	Nine Months Ended
(in thousands)	June 28, 2012	June 30, 2011

Adjusted EBITDA	$157,322	$167,355

Impairment charges	(4,743)	(4,217)

Loss on debt extinguishment	(2,539)	-

Interest expense, net	(61,282)	(65,314)

Depreciation and amortization	(86,443)	(87,760)

Income tax expense	(87)	(3,578)

Net income	$2,228	$6,486

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

	Nine Months Ended
(in thousands)	June 28, 2012	June 30, 2011
Adjusted EBITDA	$157,322	$167,355

Loss on debt extinguishment	(2,539)	-

Interest expense, net	(61,282)	(65,314)

Income tax expense	(87)	(3,578)

Stock-based compensation expense	2,170	2,344

Changes in operating assets and liabilities	12,426	(23,257)

(Benefit) provision for deferred income taxes	(1,704)	22,864

Other	9,194	6,730

Net cash provided by operating activities	$115,500	$107,144

Net cash used in investing activities	$(46,120)	$(112,920)

Net cash used in financing activities	$(103,354)	$(12,636)

Liquidity and Capital Resources

(in thousands)	June 28, 2012	June 30, 2011
Cash and cash equivalents at beginning of year	$213,768	$200,637

Cash flows provided by operating activities	115,500	107,144

Cash flows used in investing activities	(46,120)	(112,920)

Cash flows used in financing activities	(103,354)	(12,636)

Cash and cash equivalents at end of year	$179,794	$182,225

Consolidated total adjusted leverage ratio (1)	5.20	5.30

(1)	As defined by the senior credit facility agreement.

Cash Flows provided by Operations. Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility to finance our operations, pay principal and interest on our debt and fund capital expenditures. We had no borrowings under our revolving credit facility during the first nine months of fiscal 2012 and we had approximately $98.9 million of standby letters of credit issued under the facility as of June 28, 2012. Cash provided by operating activities increased to $115.5 million for the first nine months of fiscal 2012 compared to $107.1 million for the first nine months of fiscal 2011. The increase in cash flow from operations is primarily due to changes in working capital. Our working capital as of June 28, 2012 was $100.0 million. Changes in working capital provided cash of approximately $16.8 million in the first nine months of fiscal 2012 compared to a use of cash of approximately $30.9 million in the first nine months of fiscal 2011. The change in working capital during the current year resulted from decreases in receivables due to better management and timing of fuel rebate payments, increases in accounts payable through inventory purchases to prepare for the increased store traffic during the summer season and a decrease in other current liabilities as a result of lower capital spending. Changes in working capital in the prior year resulted from increases in receivables and inventories as a result of rising fuel prices. We did not realize a corresponding increase in gasoline payables due to a decline in our days payables outstanding as a result of our decision to change the mix of our current suppliers. We had $179.8 million of cash and cash equivalents on hand at June 28, 2012.

Cash Flows used in Investing Activities. Cash used in investing activities decreased to $46.1 million for the first nine months of fiscal 2012 compared to $112.9 million for the first nine months of fiscal 2011. Capital expenditures (excluding accrued purchases and acquisitions) for the first nine months of fiscal 2012 were $57.8 million which was partially offset by proceeds from the sale of property and equipment of $8.6 million and insurance proceeds of $3.0 million. Our capital expenditures are primarily expenditures relating to store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, asset dispositions and vendor reimbursements. We anticipate that capital expenditures for fiscal 2012 will be approximately $80.0 million assuming no material cost for fuel rebranding. The proceeds from the sale of property and equipment relate to our ongoing initiative to divest our under-performing store assets and non-productive surplus properties.

Cash Flows used in Financing Activities. For the first nine months of fiscal 2012, net cash used in financing activities was $103.4 million compared to $12.6 million for the first nine months of fiscal 2011. During the first nine months of fiscal 2012, we purchased approximately $48.5 million in principal amount of our outstanding convertible notes and approximately $15.4 million in principal amount of our outstanding senior subordinated notes due in 2014 in open market transactions. Additionally, we paid $31.0 million in principal amount of our senior credit facility. As of June 28, 2012, our debt consisted primarily of $375.5 million in loans under our senior credit facility, $221.6 million of outstanding senior subordinated notes due in 2014 and $61.3 million of outstanding convertible notes. As of June 28, 2012, we also had outstanding $452.3 million of lease finance obligations.

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

During the first nine months, we had no borrowings under our revolving credit facility and as of June 28, 2012, $98.9 million of standby letters of credit had been issued. As of June 28, 2012, we had $126.1 million in available borrowing capacity under the revolving credit facility ($61.1 million of which was available for issuances of letters of credit). During the first nine months of fiscal 2012, we paid $31.0 million in principal amount on our senior credit facility, which included a mandatory prepayment of $27.9 million as a result of our excess cash flow. As of June 28, 2012, we were in compliance with all covenants and restrictions under the senior credit facility.

Senior Subordinated Notes. As of June 28, 2012, we had outstanding $221.6 million of our senior subordinated notes due February 15, 2014. The senior subordinated notes due in 2014 bear interest at an annual rate of 7.75%, payable semi-annually on February 15th and August 15th of each year. During the first nine month of fiscal 2012, we paid $15.4 million in principal amount on our senior subordinated notes due in 2014 on the open market which resulted in a loss on debt extinguishment of approximately $82 thousand.

Senior Subordinated Convertible Notes. As of June 28, 2012, we had outstanding $61.3 million of our convertible notes which bear interest at an annual rate of 3.0%, payable semi-annually on May 15th and November 15th of each year. During the first nine months of fiscal 2012, we purchased $48.5 million in principal amount of the convertible notes on the open market which resulted in a loss on debt extinguishment of approximately $2.5 million. The loss is due to the premium paid of $408 thousand, the non-cash write-off of deferred financing costs of $131 thousand and the unamortized debt discount of $1.9 million.

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

Subsequent Events. Subsequent to the end of our third quarter, we engaged in the following Refinancing to replace our senior credit facility and to retire our senior subordinated notes due in 2014. In connection with our Refinancing, we: (i) replaced our senior credit facility with a new $480 million senior facility consisting of a revolving credit facility of $225 million which expires in 2017 and $255 million of term loans which mature in 2019; and (ii) issued $250 million of 8.375% senior notes which mature in 2020. We used the proceeds from the new term loan and the senior notes due in 2020, together with available cash, to repay our previously outstanding term loans and the $199.9 million of our senior subordinated notes due in 2014 that were tendered pursuant to our tender offer for such notes. We also expect to use a portion of the proceeds of our Refinancing to promptly redeem the remaining $21.7 million of outstanding senior subordinated notes due in 2014. Through the tender offer, we obtained a sufficient number of consents from holders of the senior subordinated notes due in 2014 to effect certain amendments to the indenture governing the notes.

Shareholders’ Equity. As of June 28, 2012, our shareholders’ equity totaled $328.3 million. The $6.0 million increase from September 29, 2011 is primarily attributable to the $3.6 million increase in additional paid-in capital due to stock-based compensation and related tax benefits and net income in the first nine months of fiscal 2012 of $2.2 million.

Long Term Liquidity. We believe that anticipated cash flows from operations, funds available from our existing revolving credit facility, cash on hand and vendor reimbursements will provide sufficient funds to finance our operations for the next 12 months. As of June 28, 2012, we had approximately $126.1 million in available borrowing capacity under our revolving credit facility, approximately $61.1 million of which was available for issuances of letters of credit. As part of our Refinancing in the fourth quarter of fiscal 2012, we used approximately $106 million of cash on hand to retire debt. We believe our cash on hand subsequent to the Refinancing, along with borrowings available under our new revolving credit facilities, will provide sufficient funds to finance our operations for the next 12 months.

We may from time to time seek to purchase or otherwise retire some or all of our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may have a material effect on our liquidity, financial condition and results of operations. During the first nine months of fiscal 2012 as part of our continuing initiative to reduce debt levels, we purchased approximately $15.4 million in principal amount of our senior subordinated notes due in 2014 and approximately $48.5 million in principal amount of our senior subordinated convertible notes on the open market. In addition, we paid down $31.0 million of outstanding term loans under our senior credit facility.

Contractual Obligations. The following table summarizes by fiscal year our expected long-term debt payment schedule which has changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2011. Refer to “Note 12 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the changes to debt.

(in thousands)	Fiscal 2012	Fiscal 2013	Fiscal 2014
Long-term debt (1)	$998	$65,286	$592,144

(1)

Included in long-term debt are principal amounts owed on our senior subordinated notes due in 2014, convertible notes and senior credit facility. These borrowings are further explained above under “—Liquidity and Capital Resources” and in “Part I.—Item 2. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4—Long-Term Debt.” The table assumes our long-term debt is held to maturity. The revolving credit facility matures in May 2013, and the term loan facility and delayed draw term loan facility mature in May 2014.

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

Critical Accounting Policies

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 29, 2011, we consider our policies on self-insurance liabilities, long-lived assets - operating stores, goodwill, asset retirement obligations, vendor allowances and rebates, and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no changes in our critical accounting policies during the nine months ended June 28, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior subordinated notes due in 2014 and our convertible notes, and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We hold derivative instruments primarily to manage our exposure to these risks and all such derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments outstanding at June 28, 2012, including applicable interest rates, are discussed in “Part I. —Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The following table presents the future principal cash flows by fiscal year and weighted-average interest rates on our existing long-term debt instruments based on rates in effect at June 28, 2012. Fair values have been determined based on quoted market prices as of June 28, 2012.

	Expected Maturity Date
(in thousands)	2012	2013	2014	2015	2016	Total	Fair Value

Long-term debt (fixed rate)	$14	$61,351	$221,580	$-	$-	$282,945	$283,193

Weighted-average interest rate	6.72%	7.59%	7.75%	-	-	7.46%	N/A

Long-term debt (variable rate)	$985	$3,935	$370,563	$-	$-	$375,483	$374,535

Weighted-average interest rate	2.18%	2.18%	2.20%	-	-	2.19%	N/A

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we have entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. At June 28, 2012 the interest rate on approximately 58.2% of our debt was fixed by either the nature of the obligation or through interest rate swap arrangements compared to 72.6% at September 29, 2011. The annualized effect of a one percentage point change in floating interest rates on our interest rate swap agreements and other floating rate debt obligations at June 28, 2012 would be to change interest expense by approximately $2.8 million.

The following table presents the notional principal amount, weighted-average fixed pay rate, weighted-average variable receive rate and weighted-average years to maturity on our interest rate swap contracts:

Interest Rate Swap Contracts

(in thousands)	June 28, 2012	September 29, 2011

Notional principal amount	$100,000	$200,000

Weighted-average fixed pay rate	0.95%	2.02%

Weighted-average variable receive rate	0.26%	0.23%

Weighted-average years to maturity	1.88	1.36

As of June 28, 2012, the fair value of our swap agreement represented a net liability of $1.1 million.

Refer to “Note 12 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the changes to debt and interest rate swap contracts.

Qualitative Disclosures. Our primary exposure relates to:

—	interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
—	our ability to pay or refinance long-term borrowings at maturity at market rates;
—	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
—	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

Item 4.   Controls and Procedures.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Except for the risk factors indicated below, there have been no material changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended September 29, 2011.

Because we depend on our senior management’s experience and knowledge of our industry, we would be adversely affected if we were to lose any members of our senior management team.

We are dependent on the continued efforts of our senior management team. The Board of Directors appointed Dennis G. Hatchell as President and Chief Executive Officer, effective March 5, 2012. Our Senior Vice President and Chief Financial Officer, Mark R. Bierley, resigned from his position with us effective May 25, 2012. Management is actively conducting a search for Mr. Bierley’s replacement. If, for any reason, our senior executives do not continue to be active in management or management is unable to successfully locate a successor for Mr. Bierley, our business, financial condition, results of operations and cash flows could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

Our indebtedness could negatively impact our financial health.

We are highly leveraged. Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt, leases, trade payables and other obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

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

We are vulnerable to increases in interest rates because the debt under our credit facility is subject to a variable interest rate. Although we may enter into certain hedging instruments in an effort to manage our interest rate risk, we may not be able to do so, on favorable terms or at all.

If we are unable to meet our debt obligations, we could be forced to restructure or refinance our obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations.

In addition, our credit agreement and the indenture governing our 8.375% senior notes contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our substantial leverage.

We are able to incur additional indebtedness. The terms of our credit agreement and the indenture governing our 8.375% senior notes permit us to incur additional indebtedness under certain circumstances. In addition, the credit agreement governing our senior credit facility permits us to incur additional indebtedness (assuming certain financial conditions are met at the time) beyond the amounts available under our revolving credit facility. If we incur additional indebtedness, the related risks could increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not have enough available cash or be able to obtain third-party financing to repay our debt when due at maturity. Based on our current level of operations, however, we believe our cash flow from operations, available cash and available borrowings under our credit agreement will be adequate to meet our future liquidity needs for at least the next 12 months.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit agreement in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, seek additional equity financing or seek third-party financing to satisfy such obligations. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our failure to fund indebtedness obligations at any time could constitute an event of default under the instruments governing such indebtedness, which would likely trigger a cross-default under our other outstanding debt.

If we do not comply with the covenants in the credit agreement, we may not have the funds necessary to pay all of our indebtedness that could become due.

The credit agreement requires us to comply with certain covenants. In particular, our credit agreement will prohibit us from incurring any additional indebtedness, except in specified circumstances, or materially amending the terms of any agreement relating to existing indebtedness without lender approval. Further, our credit agreement will restrict our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments or capital expenditures. Other restrictive covenants will require that we meet a maximum total adjusted leverage ratio and a minimum interest coverage ratio, as defined in our credit agreement. A violation of any of these covenants could cause an event of default under our credit agreement.

If we default on the credit agreement, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our credit agreement likely would have a material adverse effect on us.

Our store improvement strategies require significant resources, which, if they are not completed successfully, may divert our resources from more productive uses and harm our financial results.

We expect to devote significant resources to our store improvement strategies, which include re-modeling and/or re-branding certain of our stores. There can be no assurance that these initiatives will be successful or that they will represent the most productive use of our resources. If we are unable to successfully implement our store improvement strategies, or if these strategies do not yield the expected benefits, our financial results may be harmed. In addition, our experience is that re-branding our stores often results in a temporary loss of sales at the applicable stores. If such reductions in sales are larger or longer in duration than we expect, we may not realize the anticipated benefits from our initiatives, which could adversely affect our operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the third quarter of fiscal 2012.

The following table lists all repurchases during the third quarter of fiscal 2012 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2012 - April 26, 2012	-	$-	-	-

April 27, 2012 - May 31, 2012	132	13.52	-	-

June 1, 2012 - June 28, 2012	57	13.50	-	-

Total	189	$13.51	-	-

(1)	Represents shares repurchased in connection with tax withholding obligations under the Omnibus Plan.
(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.   Exhibits

Exhibit Number	Description of Document

10.1	Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012.

10.2	Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.3	Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1, 2012, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.4	Branded Jobber Contract Extension of Branded Jobber Contract and other related agreements ((collectively, “Franchise”) dated February 1, 2003), by and between The Pantry and BP® Products North America Inc. dated June 22, 2012.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.].

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.].

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ Berry L. Epley
Berry L. Epley

Vice President, Assistant Corporate Secretary & Controller

(Authorized Officer and Principal Financial Officer)

Date:	August 7, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012.

10.2	Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.3	Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1, 2012, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.4	Branded Jobber Contract Extension of Branded Jobber Contract and other related agreements ((collectively, “Franchise”) dated February 1, 2003), by and between The Pantry and BP® Products North America Inc. dated June 22, 2012.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.].

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.].

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.