Form 10-K
period 2012-09-27
PANTRY INC
filed 2012-12-11
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 29, 2012 was $295,162,929.

As of December 5, 2012, there were issued and outstanding 23,257,223 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Pantry’s Proxy Statement for the Annual Meeting of Stockholders to be held March 14,  2013 are incorporated by reference in Part III of this Form 10-K.

THE PANTRY, INC.

PART I

Item 1.   Business.

General

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the United States based on store count. As of September 27, 2012, we operated 1,578 stores in 13 states primarily under the Kangaroo Express® operating banner.  All but our very smallest stores offer a wide selection of merchandise which includes foodservice, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel. Our strategy is to continue to improve upon our position as a leading independently operated convenience store chain in the southeastern U.S. by generating profitable growth through sophisticated management of our fuel business, implementing merchandising and marketing initiatives, and leveraging our economies of scale.  This will generate strong cash flows to which we will reinvest in our business and reduce debt levels.

Our principal executive offices are located at 305 Gregson Drive, Cary, North Carolina 27511. Our telephone number is 919-774-6700. We were originally incorporated under the laws of Delaware on July 13, 1987.

References in this annual report to “The Pantry,” “Pantry,” “we,” “us,” “our” and “our company” refer to The Pantry, Inc. and its subsidiaries, and references to “fiscal 2012” refer to our fiscal year which ended on September 27, 2012, references to “fiscal 2011” refer to our fiscal year which ended on September 29, 2011, references to “fiscal 2010” refer to our fiscal year which ended on September 30, 2010. All fiscal years presented included 52 weeks, except fiscal 2010, which included 53 weeks.

Operations

Our convenience stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers.

Each convenience store is generally staffed with a manager, an assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours a day, seven days a week. We operate 218 proprietary foodservice and quick service restaurants at 215 of our locations. Our field operations organization is comprised of a network of divisional vice presidents, regional directors and district managers who, with our corporate management, evaluate store operations. Each district manager typically oversees an average of 11 stores. We also monitor store conditions, maintenance and customer service through a regular store visitation program by district and region management as well as periodic visits by our executives and corporate management.

Merchandise Operations.  Our convenience stores offer a wide assortment of food, beverages, non-food merchandise and various services. The following table details our category sales, as a percentage of total merchandise sales, for the last five fiscal years:

	2012	2011	2010	2009	2008
Cigarettes	31.5%	33.2%	33.6%	30.0%	27.7%
Grocery and other tobacco products	23.6	23.6	24.6	29.5	30.7
Packaged beverages	16.1	15.7	18.8	16.3	17.4
Beer and wine	14.8	14.8	15.1	16.1	16.3
Foodservice	10.6	9.4	4.8	4.7	4.4
Services	3.4	3.3	3.1	3.4	3.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Our foodservice category includes both proprietary foodservice and quick service restaurants consisting of major national quick service restaurants and a proprietary brand, Aunt M’s®. Our foodservice includes the following:

	2012	2011
Subway®	147	145
Aunt M® (1)	37	40
Dairy Queen®	12	11
Hardee's®	7	7
Krystal®	5	5
Baskin Robbins®	5	5
Other®(2)	5	20
	218	233

(1)	Proprietary foodservice program featuring breakfast biscuits, fried chicken, deli and other hot food offerings.

(2)	Other includes Quiznos®, Bojangles® and Church’s®.

Our services revenue is derived from sales of lottery tickets, prepaid products, money orders, ATMs and other ancillary product and service offerings. We also generate car wash revenue at approximately 257 of our locations.

Fuel Operations.    We offer a mix of branded and private branded fuel at our locations based on an evaluation of local market conditions and other factors.  The following table illustrates the number of locations selling branded and private branded retail fuel at the end of each of the last five fiscal years:

	2012	2011	2010	2009	2008
Branded	1,026	1,107	1,088	1,141	1,119
Private branded	540	526	532	514	516
Total	1,566	1,633	1,620	1,655	1,635

We purchase fuel from major oil companies and independent refiners. We purchase our branded fuel from major oil companies under supply agreements. Our branded fuel is sold under the Marathon®, BP®, CITGO® , Chevron® , Shell® , Texaco®, ExxonMobil® and ConocoPhillips®  brand names.

We purchase the majority of our private branded fuel from Marathon Petroleum Company, LLC (“Marathon”) and CITGO Petroleum Corporation (“CITGO”).  The majority of our private branded fuel is sold under our Kangaroo Express® banner. Our fuel supply agreements typically contain provisions relating to, among other things, minimum volumes, payment terms, use of the supplier’s brand names, compliance with the supplier’s requirements, acceptance of the supplier’s credit cards, insurance coverage and compliance with legal and environmental requirements. Our inventories of fuel turn approximately every five days.

The following table highlights certain information regarding our fuel supply during fiscal 2012:

		Contract
		Expiration
Fuel Supply	2012	Calendar Year
Marathon(1)	44.4%	2017
BP®(2)	22.8	2012
Citgo(3)	14.4	2013
Other (4)	18.4
	100.0%

(1)

The branded product supply agreement expires in June 2013, subject to the Company’s right to renew for periods which extend to December 2017. The unbranded product supply agreement expires in December 2017.

(2)	We are currently in negotiations with BP® to continue our fuel relationship.

(3)	The product supply agreement expires in August 2013, subject to automatic three-year renewal periods if not validly terminated by either party.

(4)	We purchase fuel from various other suppliers including major oil companies and regional suppliers.

Distribution

Merchandise.    In fiscal 2012, we purchased over 57.8% of our merchandise, including most tobacco and grocery products,  through a single wholesale grocer, McLane Company, Inc. (“McLane”), a wholly owned subsidiary of Berkshire Hathaway, Inc. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the balance of our merchandise from approximately 630 distributors. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores.

Fuel.    Our fuel is distributed from fuel terminals to our stores through third parties. There are approximately 60 fuel terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores.

Employees

As of September 27, 2012, we had 13,709 total employees (5,955 full-time and 7,754 part-time), with 12,907 employed in our stores and 802 in corporate and field management positions. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. None of our employees are subject to collective bargaining agreements and we consider our employee relations to be in good standing.

Operating Market

We operate convenience stores primarily in the southeastern United States. Approximately 32.0% of our stores are strategically located in coastal/resort areas such as:

•	Jacksonville, Orlando/Disney World® and St. Augustine, Florida;
•	Charleston, Hilton Head and Myrtle Beach, South Carolina; and
•	Gulfport/Biloxi, Mississippi.

These areas attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 23.0% of our total stores are situated along major interstates and highways, which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal/resort areas. Almost all of our stores are freestanding structures averaging approximately 2,900 square feet and provide ample customer parking.

Geographic Information

All of our revenues are generated within the United States and all of our long-lived assets are located within the United States. The following table shows the geographic distribution by state of our stores at the end of each of the last five fiscal years:

	Percentage of
	Total Stores
	September 27,	Number of Stores as of Fiscal Year End
State	2012	2012	2011	2010	2009	2008
Florida	24.0%	378	399	415	440	453
North Carolina	22.8	360	378	382	384	385
South Carolina	17.1	270	276	279	284	283
Georgia	7.2	114	128	131	132	133
Alabama	7.0	110	112	113	114	81
Tennessee	6.2	98	100	104	104	104
Mississippi	6.0	95	97	99	100	99
Virginia	3.0	48	50	50	50	50
Kansas	2.7	42	43	-	-	-
Kentucky	1.5	24	27	29	29	30
Louisiana	1.7	27	27	27	27	26
Indiana	0.6	9	9	9	9	9
Missouri	0.2	3	3	-	-	-
Total	100.0%	1,578	1,649	1,638	1,673	1,653

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

The performance of individual stores can be affected by changes in traffic patterns and the type, number and location of competing stores. Principal competitive factors include, among others, location, ease of access, fuel brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. We believe our store base, strategic mix of locations, fuel offerings and use of competitive market data, combined with our management’s expertise, allows us to compete effectively in our markets.

Seasonality

Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters. Accordingly, our working capital requirements are greater in the months leading up to our peak sales period.

Acquisitions and Divestitures

Acquisitions.    On October 28, 2010, we purchased one store in North Carolina and on December 2, 2010, we purchased 47 stores from Presto Convenience Stores, LLC (“Presto”) in Kansas (44) and Missouri (3). The 47 stores purchased separately from Presto operate under the Presto trade name. The Presto acquisition included the real estate underlying 36 of the stores. These acquisitions were funded using available cash on hand. We did not acquire any stores in fiscal 2012 or 2010.

Divestitures.  We continually evaluate the performance of each of our stores to determine whether any particular store should be closed, sold or converted to dealer operations based on profitability trends, store conditions and our market presence in the surrounding area. Although closing, selling or converting underperforming stores reduces revenues, our operating results typically improve as these stores are generally unprofitable.

The following table summarizes our activities related to acquisitions, store openings, store closures and  sales and store conversions for each of the last five fiscal years:

	Fiscal Year Ended
	2012	2011	2010	2009	2008
Number of stores at the beginning of period	1,649	1,638	1,673	1,653	1,644
Acquired or opened	-	48	-	44	32
Closed or sold	(42)	(19)	(34)	(24)	(23)
Converted	(29)	(18)	(1)	-	-
Number of stores at the end of period	1,578	1,649	1,638	1,673	1,653

Intellectual Property

We have registered, acquired the registration of, applied for the registration of and claim ownership of a variety of trade names, service marks and trademarks for use in our business, including our primary marks: Kangaroo Express®, Kangaroo®,  Bean Street Coffee Company®, Celeste® and Aunt M’s®. In the highly competitive business in which we operate, our trade names, service marks and trademarks are important to distinguish our products and services from those of our competitors. We are not aware of any facts which would negatively impact our continuing use of any of the above trade names, service marks or trademarks.

Government Regulation

Environmental Matters.    We are subject to various laws and government regulations concerning environmental matters. Federal environmental legislation that affects us includes the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and the Clean Air Act. Additionally,

the Environmental Protection Agency (“EPA”) has the authority to write regulations that have an effect on our operations.

In addition to these federal legislative Acts, various states have authority under the federal statutes mentioned above. Many state and local governments have adopted environmental laws and regulations, some of which are similar to federal requirements.

We record environmental reserves for these environmental costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Environmental reserves represent our estimates for future expenditures for remediation and related litigation as a result of releases (i.e., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. As of September 27, 2012, environmental reserves of $5.7 million and $62.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 29, 2011, environmental reserves of approximately $5.9 million and $62.8 million are included in other accrued liabilities and other noncurrent liabilities, respectively.

We rely upon reimbursements from applicable state trust funds and third-party insurance carriers to fund the majority of our environmental costs.  Amounts that are probable of reimbursement under state trust fund programs or third-party insurers, based on our experience, are recognized as receivables, excluding all deductibles. As of September 27, 2012, anticipated reimbursements of $2.9 million are recorded as current receivables and $61.0 million are recorded as other noncurrent assets related to all sites, respectively. As of September 29, 2011, anticipated reimbursements of $7.4 million are recorded as current receivables and $61.8 million are recorded as other noncurrent assets related to all sites, respectively.

Compliance with these environmental laws and regulations effect our operations in the sale and storage of fuel, financial responsibility for corrective actions and compensatory damages to third parties. Federal and state authorities may seek fines and penalties for violating these laws and regulations. A violation or change of these laws or regulations could have a material effect on our business, financial condition, results of operations and cash flows.

Sale of Alcoholic Beverages and Tobacco Products.  In certain areas where our stores are located, state or local laws limit the hours of operation for the sale of alcoholic beverages, prohibit the sale of alcoholic beverages or restrict the sale of alcoholic beverages and tobacco products to persons of a certain age. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of alcoholic beverages and tobacco products. These agencies may also impose various restrictions and sanctions. In many states, retailers of alcoholic beverages have been held responsible for damages caused by intoxicated individuals who purchased alcoholic beverages from them. Imposition of restrictions or sanctions, including the loss of necessary licenses, fines or penalties, could have a material effect on our business, financial condition, results of operations and cash flows. While the potential exposure for damage claims as a seller of alcoholic beverages and tobacco products is substantial, we have adopted procedures intended to minimize such exposure. In addition, we maintain general liability insurance that may mitigate the effect of any liability.

Store Operations.  Our stores are subject to regulation by federal agencies and to licensing and regulations by state and local health, sanitation, safety, fire and other departments relating to the development and operation of convenience stores, including regulations relating to zoning and building requirements and the preparation and sale of food. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new store in a particular area.

Our operations are also subject to federal and state laws governing matters such as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and requirements of mandated health insurance, each of which could materially affect our financial condition, results of operations and cash flows.

Financial Information

For information with respect to revenue and operating profitability, see the items referenced in Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the Consolidated Statements of Operations.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our internet website at www.thepantry.com., as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Registrant

The following table provides information on our executive officers. There are no family relationships between any of our executive officers:

Name	Age	Title
Dennis G. Hatchell	63	President, Chief Executive Officer and Director
Berry L. Epley	46	Vice President, Assistant Corporate Secretary and Controller
Keith S. Bell	49	Senior Vice President, Fuels
Thomas D. Carney	65	Senior Vice President, General Counsel and Secretary
John J. Fisher	49	Senior Vice President, Retail Merchandising and Restaurant Operations
Paul M. Lemerise	67	Senior Vice President, Chief Information Officer and Store Planning and Construction
Keith A. Oreson	56	Senior Vice President, Human Resources
Patrick J. Venezia	48	Senior Vice President, Operations

Dennis G. Hatchell joined as our President and Chief Executive Officer and as a Director in March 2012. Prior to joining us, he was with Alex Lee, Inc., (“Alex Lee”), where he served as Vice Chairman since April 2011. Prior to becoming Vice Chairman, Mr. Hatchell served as President and Chief Operating Officer of Alex Lee from December 1995 to April 2011, where he was responsible for developing and implementing the company’s strategic business plan and operating budgets and overseeing its three operating companies as well as carrying out the succession plan, supervision and training of senior leadership. Mr. Hatchell has also served as President of Lowes Food Stores, Inc., a division of Alex Lee, from 1989 to 1995 and Group Vice President of Merchandising and Store Operations from 1986 to 1989 for H. E. Butt Grocery Company in San Antonio, Texas. Prior to that, Mr. Hatchell served as President of Merchant Distributors, Inc., a division of Alex Lee from 1980 to 1986. He also served in several positions rising to Vice President, General Manager of Western Grocers (Super Valu) in Denver, Colorado from 1972 to 1980.

Berry L. Epley joined us as our Director, Financial Reporting in October 1999, and was promoted to Vice President, Corporate Controller in December 2002. In May 2012, Mr. Epley assumed the responsibilities of our principal financial officer on an interim basis. Prior to joining us, Mr. Epley held several positions with PricewaterhouseCoopers’ LLP Audit and Business Advisory Services practice.

Keith S. Bell joined us as our Senior Vice President, Fuels in July 2006. Prior to joining us, Mr. Bell spent 18 years with BP and Amoco Oil Company (“Amoco”), which was acquired by BP in 1998, where he most recently spent two years as Vice President of BP’s US branded jobber business. During his career at BP and Amoco, Mr. Bell progressed through a variety of executive positions including two years as Vice President of Pricing and Supply for BP’s US Fuels Northeast Region, two years as Eastern US Regional Vice President of BP’s branded jobber business, and three years as Performance Unit Leader – Southeast.

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

Keith A. Oreson joined us as our Senior Vice President, Human Resources in June 2010. Prior to joining us, Mr. Oreson served as Senior Vice President of Human Resources for Advance Auto Parts from 2005 to 2010. He also served in senior human resource positions for Frank’s Nursery and Crafts for seven years from May 1998 to January 2005 and for ARAMARK Uniform Services for four years. His career also includes human resource positions with Pizza Hut and GTE.

Patrick J. Venezia joined us as Senior Vice President, Operations in September 2012. Mr. Venezia recently served as President of TitleMax with responsibilities for overseeing 813 stores in over 13 states. Prior to TitleMax, Mr. Venezia worked in various operations positions at Walmart. Most recently serving as Division President for Wal-Mart’s Northeast Division where he was responsible for 120 thousand associates, 420 stores and $32 billion in sales. Mr. Venezia has also worked as President & General Manager for Wells Fargo Merchant Services and as a Brand Manager for Proctor & Gamble. A graduate of the United States Military Academy in West Point, New York, he has also served as an Officer in the United States Army where he received a Bronze Star for his bravery during Operation Desert Storm.

Item 1A.   Risk Factors.

You should carefully consider the risks described below and under “Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could negatively impact our business, financial condition or results of operations in the future. If any such risks actually occur, our business, financial condition or results of operations could be materially affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

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

To remain competitive, we must constantly analyze consumer preferences and competitors’ offerings and prices to ensure we offer a selection of convenience products and services at competitive prices to meet consumer demand. We must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to our stores. Principal competitive factors include, among others, location, ease of access, fuel brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. From time to time, our competitors may sell fuel or alternative energy products which are not available to us due to our fuel contracts. Competitive pressures could materially impact our fuel and merchandise volume, sales and gross profit and overall customer traffic, which could in turn have a material effect on our business, financial condition and results of operations.

Volatility in oil and wholesale fuel costs could impact our operating results.

Oil and domestic wholesale fuel markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of the U.S. dollar could significantly impact oil supplies and wholesale fuel costs. In addition, the supply of fuel and our wholesale purchase costs could be materially impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries, sustained increase in global demand, or the fact that our fuel contracts do not guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale fuel costs have resulted, and could in the future result, in significant increases in the retail price of fuel products and in lower fuel gross margin per gallon. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in oil prices squeeze retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. A significant change in any of these factors could materially impact our fuel and merchandise volume, fuel gross profit and overall customer traffic, which in turn could have a material effect on our business, financial condition and results of operations.

In addition, rising fuel costs have other adverse impacts which include (i) liquidity as it increases the cost of our fuel inventory as well as the size of related letters of credit we must obtain and (ii) fuel costs are a focus of national attention and rising fuel costs in the past have lead to political criticisms of fuel sellers as well as investigations into alleged fuel “price gouging”.

Changes in credit card expenses could tighten profit margin, especially on fuel.

A significant portion of our fuel sales involve payment using credit cards. We are assessed credit card fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our margins. Higher fuel prices trigger higher credit card expenses, and an increase in credit card use or an increase in credit card fees would have a similar effect. Therefore, credit card fees charged on fuel purchases that are more expensive as a result of higher fuel prices are not necessarily accompanied by higher profit margins. In fact, such fees may cause lower profit margins. Lower profit margins on fuel sales caused by higher credit card fees may decrease our overall profit margin and could have a material effect on our business, financial condition and results of operations.

Changes in economic conditions, consumer behavior, travel and tourism could impact our business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally, or in the southeastern United States specifically, could adversely impact consumer spending patterns and travel and tourism in our markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which impact spending on fuel and convenience items. In addition, changes in the types of products and services demanded by consumers may adversely affect our merchandise sales and gross profit. Additionally, negative publicity or perception surrounding fuel suppliers could adversely affect their reputation and brand image which may negatively affect our fuel sales and gross profit. Similarly, advanced technology and increased use of ”green” automobiles (i.e., those automobiles that do not use petroleum-based fuel or that run on hybrid fuel sources) could drive down demand for fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

Many of our stores are located in coastal/resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions, such as those currently impacting the United States. If the number of visitors to coastal/resort or tourist locations decreases due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, our sales could decline, which in turn could have a material effect on our business, financial condition and results of operations.

Market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses in consumer retirement and investment accounts and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence, curtailed retail spending and decreases in miles driven. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence. We have experienced periodic per store sales declines in both fuel and merchandise as a result of these economic conditions. If these economic conditions persist or deteriorate further, we may continue to experience sales declines in both fuel and merchandise, which could have a material effect on our business, financial condition and results of operations.

Legal, technological, political and scientific developments regarding climate change may decrease demand for fuel.

Developments regarding climate change and the effects of greenhouse gas emissions on climate change and the environment may decrease the demand for our major product, petroleum-based fuel. Attitudes toward our product and its relationship to the environment and the “green movement” may significantly affect our sales and ability to market our product. New technologies developed to steer the public toward non-fuel dependent means of transportation may create an environment with negative attitudes toward fuel, thus affecting the public’s attitude toward our major product and potentially having a material effect on our business, financial condition and results of operations. Further, new technologies developed to improve fuel efficiency or governmental mandates to improve fuel efficiency may result in decreased demand for petroleum-based fuel, which could have a material effect on our business, financial condition and results of operations.

Wholesale cost increases of, tax increases on, and campaigns to discourage tobacco products could adversely impact our operating results.

Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage the use of tobacco products, may have an adverse effect on demand for cigarettes and other tobacco products. Although the states in which we operate have historically imposed relatively low taxes on tobacco products, each year one or more of these states consider increasing the tax rate for tobacco products, either to raise revenues or deter the use of tobacco. Any increase in federal or state taxes on our tobacco products could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material effect on our business, financial condition and results of operations.

Currently, major cigarette manufacturers offer substantial rebates to retailers. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are no longer offered, or decreased, our wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. However, due to competitive pressures in our markets, we may not be able to do so. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers negatively impact gross margins. These factors could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material effect on our business, financial condition and results of operations.

Federal regulation of tobacco products could adversely impact our operating results.

In June 2009, Congress gave the Food and Drug Administration (“FDA”) broad authority to regulate tobacco products through passage of the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”). The FSPTCA:

•	Sets national performance standards for tobacco products;
•	Requires manufacturers, with certain exceptions, to obtain FDA clearance or approval for cigarette and smokeless tobacco products commercially launched, or to be launched;
•	Required new and larger warning labels on tobacco products; and
•	Requires FDA approval for the use of terms such as “light” or “low tar”.

Under the FSPTCA, the FDA has passed regulations that:

•	Prohibit the sale of cigarettes or smokeless tobacco to anyone under the age of 18 years (state laws are permitted to set a higher minimum age);
•	Prohibit the sale of single cigarettes or packs with less than 20 cigarettes;
•	Prohibit the sale or distribution of non-tobacco items such as hats and t-shirts with tobacco brands, names or logos;
•	Prohibits the sale of cigarettes and smokeless tobacco in vending machines, self-service displays or other impersonal modes of sales, except in very limited situations;
•	Prohibits free samples of cigarettes and limits distribution of smokeless tobacco products;
•	Prohibits tobacco brand name sponsorship of any athletic, musical or other social or cultural event, or any team or entry in those events;
•	Prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products; and
•	Requires that audio ads use only words with no music or sound effects.

Governmental actions and regulations, such as those noted above, as well as statewide smoking bans in restaurants and other public places, combined with the diminishing social acceptance of smoking, declines in the number of smokers in the general population and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels. These governmental actions could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material effect on our business, financial condition and results of operations.

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

Many of our stores are located in coastal/resort or tourist destinations. Our coastal locations may be particularly susceptible to natural disasters or adverse localized effects of climate change, such as sea-level rise and increased storm frequency or intensity. To the extent broad environmental factors, triggered by climate change or otherwise, lead to localized physical effects, disruption in our business or unexpected relocation costs, the performance of stores in these locations could be adversely impacted.

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

We are highly leveraged. Our substantial indebtedness could have important consequences such as:

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

We are able to incur additional indebtedness. The terms of the indenture that governs our senior notes permit us to incur additional indebtedness under certain circumstances. The indenture governing our senior subordinated convertible notes (“convertible notes”), does not contain any limit on our ability to incur debt. In addition, the credit agreement governing our senior credit facility permits us to incur additional indebtedness (assuming certain financial conditions are met at the time) beyond the amounts available under our revolving credit facility. If we incur additional indebtedness, the related risks that we now face could increase.

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

If we default on the credit agreement governing our senior credit facility, the indenture governing our subordinated notes or the indenture governing our convertible notes because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our credit agreement or either of the indentures governing our outstanding indebtedness likely would have a material effect on us.

If future circumstances indicate that goodwill or indefinite lived intangible assets are impaired, there could be a requirement to write down amounts of goodwill and indefinite lived intangible assets and record impairment charges.

Goodwill and indefinite lived intangible assets are initially recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill and indefinite lived intangible assets, we make estimates and assumptions about sales, operating margin, growth rates, consumer spending levels, general economic conditions and the market prices for our common stock. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We could be required to evaluate the recoverability of goodwill and indefinite lived intangible assets prior to the annual assessment if we experience, among others, disruptions to the business, unexpected significant declines in our operating results, divestiture of a significant component of our business, changes in operating strategy or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill and indefinite lived intangible asset impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges could negatively impact our financial ratios and could limit our ability to obtain financing on favorable terms, or at all, in the future.

We are subject to state and federal environmental laws and other regulations. Failure to comply with, or liabilities pursuant to, these laws and regulations may result in penalties or costs that could have a material effect on our business.

We are subject to extensive governmental laws and regulations including, but not limited to, environmental regulations, employment laws and regulations, regulations governing the sale of alcohol and tobacco, minimum wage requirements, working condition requirements, public accessibility requirements, citizenship requirements and other laws and regulations. A violation or change of these laws or regulations could have a material effect on our business, financial condition and results of operations.

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

These state trust funds or other responsible third parties (including insurers) are expected to pay or reimburse us for remediation expenses less a deductible. To the extent third parties do not pay for remediation as we anticipate, we will be obligated to make these payments. These payments could materially affect our business, financial condition and results of operations. Reimbursements from state trust funds will be dependent on the maintenance and continued solvency of the various funds.

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

Failure to comply with state laws regulating the sale of alcohol and tobacco products may result in the loss of necessary licenses and the imposition of fines and penalties on us, which could have a material effect on our business.

State laws regulate the sale of alcohol and tobacco products. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. Such a loss or imposition could have a material effect on our business. In addition, certain states regulate relationships, including overlapping ownership, among alcohol manufacturers, wholesalers and retailers, and may deny or revoke licensure if relationships in violation of the state laws exist. We are not aware of any alcoholic beverage manufacturers or wholesalers having a prohibited relationship with our company.

Failure to comply with the other state and federal regulations we are subject to may result in penalties or costs that could have a material effect on our business.

Our business is subject to various other state and federal regulations, including, without limitation, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, or impact of mandated healthcare benefits would likely result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material effect on our business, financial condition and results of operations.

Legislative and regulatory initiatives regarding climate change and greenhouse gas (“GHG”) emissions have accelerated recently in the United States. GHGs are certain gases, including carbon dioxide, that may be contributing to global warming and other climatic changes. For example, in December 2009, the EPA issued an endangerment finding that GHGs endanger public health and welfare and that GHG emissions from motor vehicles contribute to the threat of climate change. Although EPA’s endangerment finding does not itself impose any requirements, it does allow EPA to proceed with, among other things, proposed rules regulating GHG emissions from motor vehicles. The EPA’s endangerment finding has recently been upheld in federal court. These and other governmental climate change or GHG reduction initiatives are enacted, they could have a material impact on our business, financial condition and results of operations by increasing our regulatory compliance expenses, increasing our fuel costs and/or decreasing customer demand for fuel sold at our locations.

We depend on one principal supplier for the majority of our merchandise. A disruption in supply or a change in our relationship could have a material effect on our business.

The majority of our general merchandise, including most tobacco products and grocery items, is purchased from a single wholesale grocer, McLane. We have a contract with McLane through December 31, 2014, but we may not be able to renew the contract when it expires, or on similar terms. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with our principal merchandise suppliers could have a material effect on our business, cost of goods sold, financial condition and results of operations.

We depend on three principal suppliers for the majority of our fuel. A disruption in supply or a change in our relationship could have a material effect on our business.

During fiscal 2012, Marathon, BP and CITGO supplied the majority of our fuel purchases. Our contracts with these fuel suppliers expire at various times. Refer to Part I, Fuel Operations, of this Annual Report on Form 10-K for further information regarding expiration dates of our fuel contracts.

At this time, we cannot provide assurance that our contract with CITGO will automatically renew, or that we will be able to renew our BP or Marathon contracts upon expiration. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers, or a failure to purchase required minimum volumes under our fuel agreements could materially increase our cost of goods sold, which would negatively impact our business, financial condition and results of operations.

CITGO obtains a significant portion of the crude oil it refines from its ultimate parent, Petroleos de Venezuela, SA (“PDVSA”), which is owned and controlled by the government of Venezuela. The political and economic environment in Venezuela can disrupt PDVSA’s operations and adversely affect CITGO’s  ability to obtain crude oil. In addition, the Venezuelan government can order, and in the past has ordered, PDVSA to curtail the production of oil in response to a decision by the Organization of Petroleum Exporting Countries to reduce production. The inability of CITGO to obtain crude oil in sufficient quantities would adversely affect its ability to provide fuel to us and could have a material effect on our business, financial condition and results of operations.

Because we depend on our senior management’s experience and knowledge of our industry, we would be adversely affected if we were to lose any members of our senior management team.

We are dependent on the continued efforts of our senior management team. The Board of Directors appointed Dennis G. Hatchell as President and Chief Executive Officer, effective March 5, 2012. Patrick J. Venezia became our Senior Vice President of Operations effective September 20, 2012. Our Senior Vice President and Chief Financial Officer, Mark R. Bierley, resigned effective May 25, 2012, and management is actively conducting a search for Mr. Bierley’s replacement. If, for any reason, our senior executives do not continue to be active in management or management is unable to successfully locate a successor for Mr. Bierley, our business, financial condition, results of operations and cash flows could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

Pending or future litigation could adversely affect our financial condition, results of operations and cash flows.

We are from time to time party to various legal actions in the course of our business and an adverse outcome in such litigation could adversely affect our business, financial condition and results of operations. Refer to Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K for further information regarding our litigation.

Litigation and publicity concerning food quality, health and other related issues could result in significant liabilities or litigation costs and cause consumers to avoid our convenience stores.

Convenience store businesses and other foodservice operators can be adversely affected by litigation and complaints from customers or government agencies resulting from food quality, illness, or other health or environmental concerns or operating issues stemming from one or more locations. Lack of fresh food handling experience among our workforce increases the risk of food borne illness resulting in litigation and reputational damage. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing fuel, merchandise or food at one or more of our convenience stores. We could also incur significant liabilities if a lawsuit or claim results in a decision against us. Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance.

Pending SEC matters could adversely affect us.

On July 26, 2005, we determined that we would restate earnings for the period from fiscal 2000 to fiscal 2005 arising from sale-leaseback accounting for certain transactions. In connection with our decision to restate, we filed a Form 8-K on July 28, 2005, as well as a Form 10-K/A on August 31, 2005 restating the transactions. The SEC issued a comment letter to us in connection with the Form 8-K, and we responded to the comments. Beginning in September 2005, we received requests from the SEC that we voluntarily provide certain information to the SEC staff in connection with our sale-leaseback accounting, our decision to restate our financial statements with respect to sale-leaseback accounting and other lease accounting matters. In November 2006, the SEC informed us that in connection with the inquiry it had issued a formal order of private investigation. As previously disclosed, we are cooperating with the SEC in this ongoing investigation. We are unable to predict how long this investigation will continue or whether it will result in any adverse action.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

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

We store fuel in storage tanks at our retail locations. Our operations are subject to significant hazards and risks inherent in storing fuel. These hazards and risks include, but are not limited to, fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others. Any such event could have a material effect on our business, financial condition and results of operations.

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

Our business and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with applicable regulations relating to data security and privacy.

In the normal course of our business as a fuel and merchandise retailer, we obtain large amounts of personal data, including credit and debit card information from our customers. While we have invested significant amounts in the protection of our information technology and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material effect on our reputation, operating results and financial condition. Such a breakdown or breach could also materially increase the costs we incur to protect against such risks. Also, a material failure on our part to comply with regulations relating to our obligation to protect such sensitive data or to the privacy rights of our customers, employees and others could subject us to fines or other regulatory sanctions and potentially to lawsuits.

Our store improvement strategies require significant resources, which, if they are not completed successfully, may divert our resources from more productive uses and harm our financial results.

We expect to devote significant resources to our store improvement strategies, which include re-modeling and/or re-branding certain stores. There can be no assurance that these initiatives will be successful or that they will represent the most productive use of our resources. If we are unable to successfully implement our store improvement strategies,  or if these strategies do not yield the expected benefits, our financial results may be harmed. In addition, our experience is that re-branding our stores often results in a temporary loss of sales at the applicable stores. If such reductions in sales are larger or longer in duration than we expect, we may not realize the anticipated benefits from our initiatives, which could adversely affect our operating results.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of December 5, 2012, there were 23,257,223 shares of our common stock outstanding, most of which are freely tradable (unless held by one of our affiliates). Pursuant to Rule 144 under the Securities Act of 1933, as amended, during any three-month period our affiliates can resell up to the greater of (a) 1.0% of our aggregate outstanding common stock or (b) the average weekly trading volume for the four weeks prior to the sale. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

•	A deviation in our results from the expectation of public market analysts and investors;
•	Statements by research analysts about our common stock, our Company or our industry;
•	Changes in market valuations of companies in our industry and market evaluations of our industry generally;
•	Additions or departures of key personnel;
•	Actions taken by our competitors;
•	Sales or other issuances of common stock by us or our senior officers or other affiliates; or
•	Other general economic, political or market conditions, many of which are beyond our control.

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

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

As of September 27, 2012, we own the real property at 410 of our stores and lease the real property at 1,168 stores. Management believes that none of these leases are individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. Certain of these leases are accounted for as lease finance obligations whereby the leased assets and related lease liabilities are included in our Consolidated Balance Sheets. The aggregate rent paid in fiscal 2012 for operating leases and leases accounted for as lease finance obligations was $70.0 million and $73.3 million, respectively. The following table lists our leases by calendar year of expiration:

Lease Expiration	With Renewal Options	Without Renewal Options	Total Leased
2012 - 2016	434	33	467
2017 - 2021	381	14	395
2022 - 2026	288	4	292
2027- 2031	11	-	11
2032 - 2036	-	3	3
	1,114	54	1,168

Management anticipates that it will be able to negotiate acceptable extensions of the leases that expire for those locations that we intend to continue operating. We do not believe early termination of these leases would result in significant penalties to us.

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

We own a two-story, 62,000 square foot office building in Cary, North Carolina that functions as our corporate headquarters. We also own a three story, 51,000 square foot corporate support building in Sanford, North Carolina, and lease our corporate annex buildings in Sanford, North Carolina. We believe that we will continue to have adequate office space for the foreseeable future.

Item 3.   Legal Proceedings.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. Initially, we were named as a defendant in eight of these cases, three of which have recently been dismissed without prejudice. We remain as a defendant in five cases: one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Cook,et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including those in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009, and defendants request to appeal that decision to the United States Court of Appeals for the Tenth Circuit was denied on August 31, 2010. In May 2010, in a lawsuit in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages. Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. On November 12, 2011, Defendants in the Kansas case filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision. On January 19, 2012, the Judge denied the Defendants’ motion to decertify and granted the Plaintiffs’ motion to certify a class as to liability and injunctive relief aspects of Plaintiffs’ claims. The court has continued to deny certification of a damages class.  On September 24, 2012, the jury in the Kansas case returned a verdict in favor of defendants finding that defendants did not violate Kansas law by willfully failing  to disclose temperature and its effect on the energy content of motor fuel.  On October 3, 2012 the judge in the Kansas case also ruled that defendants’ practice of selling motor fuel without disclosing temperature or disclosing the effect of temperature was not unconscionable under Kansas law.   We filed a motion on December 3, 2012 requesting that cases filed in Arkansas and Virginia, to neither of which we are party, be remanded for further adjudication and the remaining cases be stayed until these two cases are concluded.  Plaintiffs requested that cases filed in California, in which we are not a party, be remanded for further adjudication and the remaining cases be stayed until the California cases are concluded. We have opposed class certification and filed dispositive motions in each of the cases in which we have been sued.  At this stage of proceedings, losses are reasonably possible, however, we cannot estimate our loss, range of loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under state law, to sell temperature adjusted gallons of motor fuel; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W). On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals. The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g). The amended complaint alleges that: (i) plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom the Company printed receipts containing the first four and last four digits of their credit and/or debit card numbers; and (ii) Plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom the Company printed receipts containing all digits of their credit and/or debit card numbers. The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice. On July 25, 2011, the court denied plaintiffs’ initial motion for class certification but granted the plaintiffs the right to file an amended motion. On October 3, 2011, Plaintiff filed an amended motion for class certification seeking to certify two classes. The first purported class, represented by Mr. Amason,  consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 4, 2009 through the date of the final judgment in the action, (B) where the transaction was in a Company store located in the State of Alabama; and (C) in connection with the transaction, a receipt was printed by Retalix software containing the first four and last four digits of the credit/debit card number on the receipt provided to the customer. The second purported class, represented by Ms. McConnell, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 1, 2009 through the date of the final judgment in the action, and (B) in connection with the transaction, a receipt was printed containing all of the digits of the credit/debit card numbers on the receipt provided to the customer. The Company is opposing the motion for class certification, and also has made a motion to dismiss the plaintiffs’ claims on the basis that the plaintiffs lack standing or alternatively to stay the case until the Supreme Court of the United States rules in First American Financial Corp. v. Edwards, another case involving a standing issue. On January 19, 2012, the Court issued an order staying the case until a decision is issued in the Edwards case, and subsequently administratively terminated plaintiffs’ motion for class certification, subject to plaintiffs’ right to refile the motion after the stay is removed. On June 28, 2012, the Supreme Court of the United States dismissed the writ of certiorari in the Edwards case as having been improvidently granted, an action that has no precedential effect on our case. The parties filed a Joint Report to the Court on July 10, 2012 requesting that plaintiffs’ Renewed Motion for Class Certification and our Motion to Dismiss for Lack of Standing be deemed refiled.  At this stage of the proceedings, losses are reasonably possible, however; we cannot reasonably estimate our loss, range of loss or liability, if any, related to this lawsuit because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the resolution of these matters will not have a material impact on our business, financial condition, results of operations and cash flows. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations and cash could be materially affected.

Item 4.            Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value, represents our only voting securities. There were 23,260,468 shares of common stock issued and outstanding as of September 27, 2012. Our common stock is traded on The NASDAQ Global Select Market under the symbol “PTRY”. The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported by NASDAQ, based on published financial sources.

	2012		2011
Quarter	High	Low	High	Low
First	$14.84	$9.52	$24.43	$17.10
Second	$13.53	$11.25	$20.52	$13.29
Third	$14.37	$12.45	$19.47	$14.43
Fourth	$16.36	$13.59	$19.42	$10.54

As of December 5, 2012, there were 145 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or “street” name accounts through brokers.

During the last three fiscal years, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, reduce debt, repurchase our common stock, and finance expansion. The payment of cash dividends in the future will depend upon our ability to remove certain loan restrictions, and other factors such as our earnings, operations, capital requirements, financial condition and other factors deemed relevant by our Board of Directors. Currently, the payment of cash dividends is prohibited under restrictions contained in our senior credit facility. Refer to Note 7,  Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our debt obligations.

There were no sales of unregistered equity securities during the fourth quarter of fiscal 2012.

The following table lists all repurchases during the fourth quarter of fiscal 2012 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

			Shares	Approximate
			Purchased as	Dollar Value of
			Part of Publicly	Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share(2)	Programs	or Programs
June 29, 2012 - July 26, 2012	-	$-	-	$-
July 27, 2012 - August 30, 2012	327	14.60	-	-
August 31, 2012 - September 27, 2012	363	14.77	-	-
Total	690	$14.69	-	$-

(1) Represents shares repurchased in connection with tax withholding obligations under The Pantry, Inc. 2007 Omnibus Plan ("Omnibus Plan").
(2) Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Total Return to Shareholders

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company's common stock, the Russell 2000 Index, the NASDAQ Retail Trade Index and our peer group. The graph assumes $100 invested on September 27, 2007 in stock or September 30, 2007 in index (calculated on a month-end basis), including reinvestment of dividends.

	9/27/07	9/25/08	9/24/09	9/30/10	9/29/11	9/27/12
The Pantry, Inc.	$100.00	$69.25	$59.61	$89.43	$47.55	$54.78
Russell 2000	$100.00	$85.52	$77.35	$87.68	$84.58	$111.57
NASDAQ Retail Trade	$100.00	$92.84	$90.47	$104.24	$111.72	$153.07
Peer Group	$100.00	$97.92	$98.12	$134.02	$152.53	$211.48

The above graph compares the cumulative total stockholder return on our common stock from September 27, 2007 through September 27, 2012, with the cumulative total return for the same period on the Russell 2000 Index, the NASDAQ Retail Trade Index and a peer group consisting of Casey’s General Stores, Inc and Susser Holdings Corporation.

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

Item 6.   Selected Financial Data.

The following table sets forth our historical consolidated financial data and store operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with Part I - Item 1. Business, Part II. - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes in Part II. - Item 8. Consolidated Financial Statements and Supplementary Data.

(in millions, except per share and as otherwise
indicated)	2012	2011	2010(1)	2009	2008
Statement of Operations Data:
Revenues	$8,253.2	$8,138.5	$7,265.3	$6,390.1	$8,995.6
Net income (loss)	$(2.5)	$9.8	$(165.6)	$54.1	$28.6

Earnings (loss) per share:
Basic	$(0.11)	$0.44	$(7.42)	$2.43	$1.29
Diluted	$(0.11)	$0.44	$(7.42)	$2.42	$1.29

Balance Sheet Data (end of period):
Working capital	$(4.9)	$173.3	$185.3	$158.2	$161.0
Total assets (3)	$1,799.5	$1,985.2	$1,943.4	$2,199.4	$2,214.7
Total debt and lease finance obligations	$1,017.4	$1,204.6	$1,216.7	$1,238.9	$1,283.7
Shareholders’ equity	$324.6	$322.3	$308.1	$467.2	$406.4

Store Operating Data:
Average weekly sales per store:
Merchandise revenue (in thousands)	$22.0	$20.7	$20.5	$19.3	$19.1
Retail fuel gallons (in thousands)	22.1	22.2	23.7	24.4	24.8

Operating margins:
Merchandise gross margin	33.7%	33.9%	33.8%	35.4%	36.4%
Average retail fuel gross margin per gallon(2)	$0.115	$0.135	$0.129	$0.149	$0.123

(1)	Fiscal 2010 included 53 weeks.

(2)

Fuel gross profit per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees and repairs and maintenance on fuel equipment. Fuel gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.

(3)

Total assets were adjusted in prior years as a result of our immaterial restatement. Refer to Note 1,  Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of The Pantry, Inc. MD&A is provided as a supplement to, and should be read in conjunction with “Part II. - Item 6. Selected Financial Data” and our consolidated financial statements and the related notes appearing in “Part II. - Item 8. Consolidated Financial Statements and Supplementary Data.”

References to “fiscal 2012” refer to our fiscal year which ends on September 27, 2012, references to “fiscal 2011” refer to our fiscal year which ended on September 29, 2011 and references to “fiscal 2010” refer to our fiscal year which ended September 30, 2010. All fiscal years presented included 52 weeks, except fiscal 2010, which included 53 weeks.

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

For a discussion of these and other risks and uncertainties, please refer to “Part I. - Item 1A. Risk Factors.” The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 11, 2012. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are the leading independently operated convenience store chain in the southeastern United States and the third largest independently operated convenience store chain in the United States based on store count.  As of September 27, 2012, we operated 1,578 stores in 13 states primarily under the Kangaroo Express®  operating banner. All but our very smallest stores offer a wide selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

Business Strategy

Our strategy is to:

•	Increase merchandise sales and gross margin with targeted merchandising and foodservice initiatives to decrease reliance on fuel gross profit;
•	Optimize fuel gallons sold and fuel margin;
•	Manage our corporate general and administrative expenses and our store operating expenses;
•	Generate strong operating cash flow to reinvest in our business and reduce debt levels;
•	Invest capital as needed in stores that we have identified as core operating properties;
•	Divest under-performing store assets and non-productive surplus properties; and
•	Invest in the development of the best and most energized people.

Executive Summary

Our net loss for fiscal 2012 was $2.5 million, or ($.11) per share, and Adjusted EBITDA for fiscal 2012 was $210.1 million. Our total revenue for the year increased 1.4% to $8.3 billion primarily driven by higher merchandise revenue as a result of comparable store growth and higher retail fuel prices which increased from an average of $3.33 a gallon in fiscal 2011 to an average of $3.50 a gallon in fiscal 2012. We believe several factors, including lower consumer retail fuel demand, our lower average retail store count and the year over year increase in our average retail fuel price per gallon, contributed to a 4.1% decline in our retail fuel gallons sold during fiscal 2012.

During fiscal 2012, we reduced our long-term debt obligations by $214.7 million to $500.6 million as part of our continuing initiative to reduce debt levels. During the fourth quarter of fiscal 2012, we engaged in several refinancing transactions (our “Refinancing”) to replace our senior credit facility and to retire our 7.75% senior subordinated notes due in 2014 (“subordinated notes”). In connection with our Refinancing, we: (i) replaced our senior credit facility with a new $480 million senior facility consisting of a revolving credit facility of $225 million which expires in 2017 and $255 million of term loans which mature in 2019; and (ii) issued $240 million of 8.375% senior notes which mature in 2020. Our liquidity, including cash on hand and borrowing availability under our revolving credit facility, decreased $128.9 million from fiscal 2011 to $205.7 million at the end of fiscal 2012 as a result of our use of approximately $107.2 million of available cash in the Refinancing. Subsequent to the end of our fiscal year, our convertible notes matured and we used available cash to repay the $61.3 million of outstanding notes.

We continued our initiative to divest under-performing store assets and non-productive surplus properties during fiscal 2012. We converted 17 operating stores to dealer locations with fuel supply agreements, converted 12 operating stores to commission marketer arrangements and closed or sold 42 under-performing stores. Although our retail store count decreased by 71 stores during fiscal 2012, we believe this initiative is conducive to increasing our overall profitability.

During fiscal 2012, we continued our initiative to reduce store operating expenses and general and administrative expenses. Store operating expenses decreased $11.6 million or 2.2% and general and administrative expenses decreased $6.9 million or 6.7% in fiscal 2012 compared to 2011, respectively, as a result of implementing expense control measures and the impact of closed and converted stores.

During fiscal 2012, we assessed the results of the “Fresh” initiative that we began in fiscal 2010 to enhance our foodservice offerings in approximately 340 locations. As a result of that assessment, we are currently implementing a remodel program that incorporates aspects of the foodservice initiative but also addresses other aspects of the stores, including improving the condition and appearance of both the internal and external portions of the stores and redesigning the amount and nature of the selling space within the stores. We also are implementing lifestyle merchandising programs to provide merchandise offerings in each store that we believe are consistent with the customer demographics for that particular store.

Market and Industry Trends

There is currently a trend in the convenience store industry of companies concentrating on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants or proprietary food offerings.  Should this trend continue, we believe consumers may become more likely to patronize convenience stores that include such offerings, which may also lead to increased inside merchandise sales or fuel sales for such stores. We are attempting to capitalize on this trend by improving our in-store food offerings. Other significant trends include a national decline in retail fuel gallons sold and the number of cigarettes sold. We believe our focus on foodservice offerings will compensate for lower sales and gross profit resulting from cigarettes and retail fuel.

While the U.S. and global economies have shown signs of recovery, unemployment, underemployment and declining home prices remain above normal in the markets where a vast majority of our stores are located. The following table illustrates the unemployment trends, as published by the U.S. Bureau of Labor Statistics, in our primary markets and the U.S. over the last five calendar years (prior year information updated as of February 29, 2012):

	2012(1)	2011	2010	2009	2008
North Carolina	9.6%	10.5%	10.9%	10.5%	6.3%
South Carolina	9.1%	10.3%	11.2%	11.5%	6.8%
Florida	8.7%	10.5%	11.3%	10.4%	6.3%
United States	7.8%	8.9%	9.6%	9.3%	5.8%

(1) Data as of September, 2012

As the chart above illustrates, our markets have seen higher unemployment than the U.S. Looking at relevant indices, there are mixed indicators with some showing signs of improvement, while other are not. As a result, the economy is still struggling to recover in our markets. Our business is highly congruent with the economic well being of the construction business. New housing permits in our markets have started to improve. From September 2011 to September 2012, the southern region of the U.S. experienced a 30.0% increase in new housing permits and consumer confidence, as measured by The Conference Board Consumer Confidence Index®, increased 22.0 points from 46.4 in September 2011 to 68.4 in September 2012. However, consumer credit levels have continued to increase throughout fiscal 2012 and the housing market continues to be unstable, especially in our markets. These mixed economic indicators, as well as rising fuel prices, have resulted in lower recreational travel and discretionary consumer spending, which resulted in suppressed demand for our fuel and merchandise. We believe that in challenging economic conditions, our success will depend on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

Wholesale fuel prices were volatile during the last three fiscal years and we expect that they will remain volatile into the foreseeable future. During fiscal 2012,  the closing Gulf Spot unleaded regular fuel price began the year at $2.56 per gallon, reaching a high of  $3.30 per gallon in the fourth quarter, before returning to $3.04 per gallon to finish our fiscal year. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time.

Results of Operations

We believe the data presented in the table below are important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in MD&A provides an understanding of our business segment, our operations and our financial condition. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

				Percent Change
(in thousands except gallons and unless otherwise noted)	2012	2011	2010(1)	2012/2011	2011/2010
Merchandise data:
Merchandise revenue	$1,809,288	$1,778,819	$1,797,860	1.7%	(1.1%)
Merchandise gross profit(2)	$609,835	$603,189	$607,464	1.1%	(.7%)
Merchandise margin	33.7%	33.9%	33.8%	N/A	N/A

Fuel data:
Financial data:
Fuel revenue	$6,443,955	$6,359,681	$5,467,402	1.3%	16.3%
Fuel gross profit(2) (3)	$210,317	$257,074	$264,685	(18.2%)	(2.9%)

Retail Fuel data:
Gallons (in millions)	1,811	1,889	2,047	(4.1%)	(7.7%)
Margin per gallon(3)	$0.115	$0.135	$0.129	(14.8%)	4.7%
Retail price per gallon	$3.50	$3.33	$2.64	5.1%	26.1%

Financial data:
Store operating expenses	$512,782	$524,357	$536,618	(2.2%)	(2.3%)
General and administrative expenses	$97,244	$104,178	$95,683	(6.7%)	8.9%
Impairment charges	$6,257	$12,555	$267,079	(50.2%)	(95.3%)
Depreciation and amortization	$119,672	$117,025	$120,605	2.3%	(3%)
Loss on extinguishment of debt	$5,532	$15	$791	NM	(98.1%)
Interest expense, net	$84,219	$87,491	$88,256	(3.7%)	(.9%)
Income tax (benefit) expense	$(3,007)	$4,827	$(71,268)	(162.3%)	(106.8%)
Adjusted EBITDA(4)	$210.1	$231.7	$239.8	(9.3%)	(3.4%)

Comparable store data (5):
Merchandise sales increase (%)	3.3%	0.2%	5.6%	N/A	N/A
Merchandise sales increase	$56,210	$2,908	$91,849	NM	(96.8%)
Retail fuel gallons (decrease) (%)	(3.1%)	(7.4%)	(4.9%)	N/A	N/A
Retail fuel gallons (decrease)	(55,786)	(147,239)	(102,629)	(62.1%)	43.5%

Number of stores:
End of period	1,578	1,649	1,638	(4.3%)	0.7%
Weighted-average	1,611	1,655	1,652	(2.7%)	0.2%

(1)  Fiscal 2010 included 53 weeks.

(2)  We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

(3)    Fuel margin per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees and repairs and maintenance on fuel equipment. Fuel margin per gallon as presented may not be comparable to similarly titled measures reported by other companies.

(4)  For the definition of Adjusted EBITDA, see our discussion of fiscal 2012 results compared to fiscal 2011 results.

(4) The stores included in calculating comparable store data are existing or replacement retail stores, which were in operation during the entire comparable period of all fiscal years. Remodeling, physical expansion or changes in store square footage are not considered when computing comparable store data as amounts have no meaningful impact on measures. Comparable store data as defined by us may not be comparable to similarly titled measures reported by other companies.

Fiscal 2012 Compared to Fiscal 2011

Merchandise Revenue and Gross Profit.  Merchandise revenue for fiscal 2012 increased $30.5 million, or 1.7%, from fiscal 2011  primarily due to comparable store sales growth, which is partially offset by lost revenue from closed or converted stores. Comparable store merchandise sales grew 3.3% or $56.2 million in fiscal 2012 from fiscal 2011 primarily due to growth in foodservice and packaged beverage revenues. This comparable store growth was partially offset by lost revenue of $29.2 million from stores closed or converted since the beginning of fiscal 2011.

Merchandise gross profit for fiscal 2012 increased $6.6 million, or 1.1%, from fiscal 2011  primarily due to the $30.5 million increase in merchandise revenue discussed above partially offset by a 20 basis points decline in merchandise margin to 33.7% in fiscal 2012 from 33.9% in fiscal 2011. The decline in merchandise margin is primarily the result of margin pressure in the cigarette category. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons, and Gross Profit.  Fuel revenue for fiscal 2012 increased $84.3 million, or 1.3%, from fiscal 2011  primarily due to a 5.1% increase in the average retail fuel price per gallon from $3.33 in fiscal 2011 to $3.50 in fiscal 2012, partially offset by a decrease in retail fuel gallons sold of 77.2 million gallons, or 4.1%. The increase in our average retail price per gallon was primarily due to rising wholesale fuel costs as demonstrated by the change in Gulf Spot prices. In fiscal 2011,  Gulf Spot prices began the fiscal year at $2.08 per gallon, reaching a high of $3.46 per gallon and ending the year at $2.55 per gallon. In fiscal 2012,  Gulf Spot prices began the fiscal year at $2.56 per gallon, reaching a high of $3.30 per gallon and ending the year at $3.04 per gallon.  The decrease in retail fuel gallons sold for fiscal 2012 is primarily attributable to a decrease in comparable store gallons sold of 55.8 million gallons or 3.1% and lost gallons sold from closed or converted stores of 21.4 million gallons. The decrease in comparable store retail fuel gallons sold is primarily due to lower consumer demand and the year-over-year increase in retail prices.

Fuel gross profit for fiscal 2012 decreased $46.8 million, or 18.2%, from fiscal 2011 primarily due to a decrease in retail margin per gallon from 13.5 cents in fiscal 2011 to 11.5 cents in fiscal 2012 and a decline in gallon volume discussed above for fiscal 2012. The decrease in retail margin per gallon is primarily attributable to the volatility in fuel prices during fiscal 2012 including significant periods of rising wholesale costs during our fiscal second and fourth quarters. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel margin per gallon inclusive of credit card processing fees and repairs and maintenance on fuel equipment. These fees and costs totaled $0.068 per gallon and $0.066 per gallon for fiscal 2012 and fiscal 2011, respectively. The increase in these fees was primarily due to higher average retail fuel prices.

Store Operating.  Store operating expenses for fiscal 2012 decreased $11.6 million or 2.2% from fiscal 2011 primarily due to lower store facilities costs and the impact of closed or converted stores. We continued our effort to manage store expenses through active lease negotiations and reducing controllable expenses such as utilities and postage. We have also had positive trends in insurance costs resulting from favorable claims experience. These decreases in store operating expenses were partially offset by higher labor costs as we work to retain and train store personnel to enhance our customers’ store experience.

General and Administrative.  General and administrative expenses for fiscal 2012 decreased $6.9 million, or 6.7%, from fiscal 2011 primarily due to gains realized from store sales, store condemnations and insurance claims. We also experienced a reduction in incentive compensation and reduced bank fees, travel expenses and temporary labor through our initiatives to reduce general and administrative expenses. These reductions were partially offset by higher contract maintenance expenses as a result of several information technology initiatives.

Impairment Charges.  Impairment charges for fiscal 2012 decreased $6.3 million or 50.2% from fiscal 2011 primarily due to lower impairment charges on surplus properties. We continued our effort to focus on divesting non-productive and surplus properties in fiscal 2012 that began in fiscal 2011. However, the majority of impairment charges on surplus properties were incurred in fiscal 2011 when management made a strategic decision to market a significant number of properties. Impairment charges incurred on our operating stores, including those under-performing stores that we have divested or plan to divest, has not changed significantly from fiscal 2011 to fiscal 2012.

Gain(Loss) on Extinguishment of Debt.  The loss on extinguishment of debt for fiscal 2012 increased $5.5 million from fiscal 2011 due to purchasing convertible notes, repaying our subordinated notes and transactions related to our Refinancing. We purchased $48.5 million in principal amount of our convertible notes on the open market which resulted in a loss on debt extinguishment of approximately $2.5 million resulting from a premium paid of $407 thousand, the non-cash write-off of deferred financing costs of $131 thousand and the unamortized debt discount of $1.9 million. Additionally, we repaid $237 million of our subordinated notes which resulted in a loss on debt extinguishment of approximately $2.0 million resulting from a premium paid of $742 thousand, the non-cash write-off of deferred financing costs of $943 thousand and fees of $273 thousand. As part of our Refinancing, we also had a non-cash write-off of $1.1 million related to deferred financing costs.

Income Tax Expense (Benefit).  Our effective tax rate for fiscal 2012 was 52.7% compared to 33.0% for fiscal 2011. The increase in our effective rate is primarily the result of the net loss before tax for fiscal 2012 as well as recording significant work opportunity credits. Our low level of pre-tax net income (loss) causes the recurring credits to have a more significant impact on the effective tax rate.

Net Income (Loss).  Net loss for fiscal 2012 was $2.5 million or ($.11) per share compared to net income of $9.8 million or $.44 per diluted share in fiscal 2011 primarily due to lower fuel gross profit and increased debt extinguishment expenses.

Adjusted EBITDA.  We define Adjusted EBITDA as net income (loss) before interest expense, net, gain(loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for fiscal 2012 was $210.1 million, which was a decrease of $21.6 million, or 9.3%, from fiscal 2011. This decrease is primarily attributable to our lower gross profit and the variances discussed above.

Adjusted EBITDA is not a measure of operating performance or liquidity under GAAP and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. We have included information concerning Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting and compensation targets.

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

The following table contains a reconciliation of Adjusted EBITDA to net income (loss):

(in thousands)	2012	2011
Adjusted EBITDA	$210,126	$231,728
Impairment charges	(6,257)	(12,555)
Loss on extinguishment of debt	(5,532)	(15)
Interest expense, net	(84,219)	(87,491)
Depreciation and amortization	(119,672)	(117,025)
Income tax benefit (expense)	3,007	(4,827)
Net income (loss)	$(2,547)	$9,815

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

(in thousands)	2012	2011
Adjusted EBITDA	$210,126	$231,728
Loss on extinguishment of debt	(5,532)	(15)
Interest expense, net	(84,219)	(87,491)
Income tax benefit (expense)	3,007	(4,827)
Stock-based compensation expense	2,823	2,153
Changes in operating assets and liabilities	6,931	6,621
Other	10,881	30,541
Net cash provided by operating activities	$144,017	$178,710
Net cash used in investing activities	$(54,980)	$(140,324)
Net cash used in financing activities	$(213,630)	$(25,255)

The only significant transaction during the fourth quarter of fiscal 2012 related to our Refinancing. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

Fiscal 2011 Compared to Fiscal 2010

The table below provides a summary of the estimated impact of the 53rd week on revenue, gross profit, expenses and gallons sold for fiscal 2010:

		September 30, 2010
			Impact of
(in thousands, except gallon data)	2011	As reported	53rd week	As Adjusted
Revenue:
Merchandise	$1,778,819	$1,797,860	$(33,462)	$1,764,398
Fuel	6,359,681	5,467,402	(99,200)	5,368,202
Total revenues	$8,138,500	$7,265,262	$(132,662)	$7,132,600
Gross profit:
Merchandise	$603,189	$607,464	$(11,312)	$596,152
Fuel	257,074	264,685	(3,872)	260,813
Total gross profit	$860,263	$872,149	$(15,184)	$856,965

Retail fuel gallons sold (in millions)	1,889	2,047	(37)	2,010

Store operating expenses	$524,357	$536,618	$(8,067)	$528,551
General and administrative	$104,178	$95,683	$(2,170)	$93,513
Depreciation and amortization	$117,025	$120,605	$(2,112)	$118,493
Interest expense, net	$87,491	$88,256	$(819)	$87,437

Merchandise Revenue and Gross Profit.  Merchandise revenue for fiscal 2011 increased $14.4 million, or 0.8%, from fiscal 2010, excluding the estimated impact of the 53rd week. The increase is primarily attributable to revenue from acquired stores and comparable store sales growth, partially offset by lost revenue from closed or converted stores. The increase in merchandise revenue of $31.1 million from stores acquired since the beginning of fiscal 2010 outpaced lost revenue of $22.7 million from stores closed or converted since the beginning of fiscal 2010. The increase in merchandise revenue of $2.9 million from comparable store sales growth was primarily attributable to growth in our service revenue.

Merchandise gross profit for fiscal 2011 increased $7.0 million, or 1.2%, from fiscal 2010, excluding the estimated impact of the 53rd week. This increase is primarily attributable to the $14.4 million increase in merchandise revenue discussed above and the 10 basis point increase in merchandise margin from 33.8% for fiscal 2010 to 33.9% for fiscal 2011. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons, and Gross Profit.  Fuel revenue for fiscal 2011 increased $991.5 million, or 18.5%, from fiscal 2010, excluding the estimated impact of the 53rd week. This increase is primarily attributable to a 26.1% increase in the average retail fuel price per gallon from $2.64 for fiscal 2010 to $3.33 for fiscal 2011, partially offset by a decrease in retail fuel gallons sold of 120.6 million gallons, or 6.0%. The increase in our average retail price per gallon was primarily due to rising wholesale costs as demonstrated by the change in Gulf Spot prices. In fiscal 2010, Gulf Spot prices began the fiscal year at $1.61 per gallon, reaching a high of $ 2.39 per gallon in the third quarter, and ended the year at $2.02 per gallon. In fiscal 2011, Gulf Spot prices began the fiscal year at $2.08 per gallon, reaching a high of $3.46 per gallon in the third quarter, and ended the year at $2.55 per gallon. The decrease in retail fuel gallons sold for fiscal 2011 is primarily attributable to a decrease in comparable store gallons sold and lost gallons sold from closed stores, partially offset by gallons sold from acquired stores. The decrease in comparable store retail fuel gallons sold of 147.2 million gallons, or 7.4%, is primarily due to the significant year-over-year increase in retail prices, which negatively impacted miles driven in our markets. Our efforts to focus on fuel margin dollars also negatively impacted our retail fuel volumes. The increase in retail fuel volume of 45.7 million gallons sold from stores acquired since the beginning of fiscal 2010 outpaced lost retail fuel volume of 16.2 million gallons sold from stores closed since the beginning of fiscal 2010.

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

Impairment Charges.   The decrease in impairment charges of $254.5 million is due to goodwill and trade names in fiscal 2010. During our fiscal 2011 annual impairment testing of goodwill we determined in step one of the test that fair value exceeded book value by a significant amount. Subsequent to the date of our annual impairment test, we experienced a decline in our market capitalization to less than our book value for a short period of time. However, we are unaware of any specific events or changes in circumstances precipitating the decline in market capitalization that would represent an indicator of impairment. As a result, no impairment charges related to goodwill were recognized for fiscal 2011. During our fiscal 2010 impairment testing of goodwill we concluded that the carrying value of our goodwill exceeded its implied fair value. As a result we recorded a non-cash pre-tax impairment charge of $230.8 million.

There were no intangible asset impairments for fiscal year 2011. During fiscal 2010, we performed interim impairment testing of our Petro Express® trade name due to events and changes in circumstances that resulted in a change to the estimate of the remaining useful life from indefinite to finite-lived. As a result of the impairment test, we recorded an impairment charge to write-off the carrying value of the trade name of approximately $21.3 million. Refer to Note 6,  Asset Impairments and Note 19, Fair Value Measurements, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Income Tax Expense (Benefit).  Our effective tax rate for fiscal 2011 was 33.0% compared to 30.1% for fiscal 2010. The increase in our effective rate is primarily the result of the impact of the goodwill impairment charge in fiscal 2010.

Net Income (Loss).  Net income for fiscal 2012 was $9.8 million or $.44 per diluted share compared to a net loss of $165.6 million or ($7.42) per share in fiscal 2010 primarily resulting from the goodwill impairment charge in fiscal 2010.

Adjusted EBITDA.  We define Adjusted EBITDA as net income (loss) before interest expense, net, gain(loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for fiscal 2011 was $231.7 million, which was a decrease of $8.1 million, or 3.4%, from fiscal 2010. This decrease is primarily attributable to the variances discussed above.

The following table contains a reconciliation of Adjusted EBITDA to net income (loss):

(in thousands)	2011	2010(1)
Adjusted EBITDA	$231,728	$239,848
Impairment charges	(12,555)	(267,079)
Loss on extinguishment of debt	(15)	(791)
Interest expense, net	(87,491)	(88,256)
Depreciation and amortization	(117,025)	(120,605)
Income tax (benefit) expense	(4,827)	71,268
Net income (loss)	$9,815	$(165,615)
(1) Fiscal 2010 included 53 weeks.

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

(in thousands)	2011	2010(1)
Adjusted EBITDA	$231,728	$239,848
Loss on extinguishment of debt	(15)	(791)
Interest expense, net	(87,491)	(88,256)
Income tax (benefit) expense	(4,827)	71,268
Stock-based compensation expense	2,153	3,478
Changes in operating assets and liabilities	6,621	(13,593)
Other	30,541	(57,129)
Net cash provided by operating activities	$178,710	$154,825
Net cash used in investing activities	$(140,324)	$(97,521)
Net cash used in financing activities	$(25,255)	$(26,547)
(1) Fiscal 2010 included 53 weeks.

Liquidity and Capital Resources

Cash Flows

(in thousands)	2012	2011	2010(1)
Cash and cash equivalents at beginning of year	$213,768	$200,637	$169,880
Cash flows provided by operating activities	144,017	178,710	154,825
Cash flows used in investing activities	(54,980)	(140,324)	(97,521)
Cash flows used in financing activities	(213,630)	(25,255)	(26,547)
Cash and cash equivalents at end of year	$89,175	$213,768	$200,637

Consolidated total adjusted leverage ratio (2)	5.44	5.25	5.20

(1)	Fiscal 2010 included 53 weeks.
(2)	As defined by the senior credit facility agreement.

Cash provided by operating activities decreased to $144.0 million in fiscal 2012 compared to $178.7 million in fiscal 2011 and $154.8 million in fiscal 2010. The decrease in cash flow from operations in fiscal 2012 compared to 2011 is primarily due lower income from operations in fiscal 2012 and deferred income taxes resulting from bonus depreciation in the prior fiscal year. These decreases in cash provided by operating activities were partially offset by improvements in working capital primarily due to a lower level of accounts receivable resulting from lower fuel receivables and the receipt of approximately $12.8 million in federal tax refunds. The increase in cash flow from operations of $23.9 million in fiscal 2011 compared to 2010 is primarily due to increased fuel vendor reimbursements and changes in working capital. We received $13.0 million in fuel vendor allowances in fiscal 2011 compared to $247 thousand in fiscal 2010 which are recorded in deferred vendor rebates and amortized through fuel cost of goods sold. The change in working capital is due to a higher level of accounts payable and lower inventories offset by an increase in receivables. The increase in accounts payable and lower inventory levels is attributable to our efforts to better manage our net working capital position. The increase in receivables is primarily due to higher credit card receivables as a result of increased gasoline retail prices and increased income tax receivables. Our working capital position declined to ($4.9) million at September 27, 2012 as a result of our strategic initiative to reduce debt levels as well as classifying of our convertible notes from long-term debt to current maturities of long-term debt.

Cash used in investing activities was $55.0 million in fiscal 2012 compared to $140.3 million in fiscal 2011 and $97.5 million in fiscal 2010. The decrease of $85.3 million is primarily due to acquisition activity in fiscal 2011 and lower capital expenditures during fiscal 2012. During fiscal 2011, we purchased 48 stores using available cash on hand. There were no acquisitions during fiscal 2012 and 2010. Our capital expenditures decreased $31.5 million from fiscal 2011 and $31.9 million from fiscal 2010 as a result of implementing our “Fresh” initiative in fiscal 2010 to enhance our foodservice offerings. During fiscal 2012, we slowed remodel activity as we evaluated the results of this initiative which reduced our capital expenditures.

Cash used in financing activities was $213.6 million in fiscal 2012, $25.3 million in fiscal 2011 and $26.5 million in fiscal 2010. The $188.4 million increase in cash used by financing activities in fiscal 2012 compared to fiscal 2011 is due to our Refinancing in August 2012. The amounts and components of cash flows from financing activities were consistent between fiscal 2011 and fiscal 2010.

Sources of Liquidity

As of September 27, 2012, we had approximately $89.2 million in cash and cash equivalents and approximately $116.6 million in available borrowing capacity under our revolving credit facility, approximately $51.6 million of which was available for the issuances of letters of credit.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Funds generated by operating activities, available cash and cash equivalents, our credit facility, lease finance transactions, and asset dispositions continue to be our most significant sources of liquidity. We had no borrowings under our revolving credit facility during fiscal 2012. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated strategic initiatives in fiscal 2013. However, in the event our liquidity is insufficient, we may be required to limit our spending on future initiatives or other business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

In August 2012, we entered into a $480 million credit facility which replaced our existing credit agreement. Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255.0 million senior secured term loan which matures in 2019. We have $160.0 million available for issuance of letters of credit. Letters of credit issued pursuant to our credit facility reduce the amount available for borrowing under its terms. Our ability to access our credit facility is subject to our compliance with the terms and conditions of our facilities, including financial and restrictive covenants.  As of September 27, 2012, we were in compliance with all covenants. Refer to Note 7,  Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facility.

Our financing strategy is to maintain liquidity and access to capital markets while reducing our debt levels. We expect to continue to have access to capital markets on both short and long-term bases when needed for liquidity purposes. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining our credit ratings.  Our credit ratings and outlooks issued by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") as of July 2012, are summarized below:

	Senior	Senior
	Secured	Unsecured
	Credit	Notes due	Corporate
Rating Agency	Facility	2020	Rating	Outlook
Moody's	B1	Caa	B2	Stable
Standard & Poor's	BB	B+	B+	Stable

Credit rating agencies review their ratings periodically and therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the convenience store industry, our financial position, and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, our future borrowing costs, access to capital markets and vendor financing terms.

Capital Resources

Capital Expenditures

We anticipate spending between $80.0 million to $95.0 million in capital expenditures during fiscal 2013.  Our capital expenditures typically include store remodeling, fuel imaging, store equipment, merchandising projects and information technology enhancements. The following table presents our capital expenditures for each of the past three fiscal years:

(in thousands)	2012	2011	2010
Store remodels and merchandising projects	$15,111	$20,515	$9,708
Fuel imaging and projects	7,928	19,327	3,120
Quick-service restaurants	2,085	2,093	6,569
New stores	-	-	4,491
Information technology	13,328	16,833	38,716
Maintenance & other	30,809	41,958	38,523
Total capital expenditures	$69,261	$100,726	$101,127
(1) Fiscal 2010 included 53 weeks.

Refer to Note 14,  Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our significant commitments for capital expenditures.

Debt

In August 2012, we engaged in our Refinancing to replace our senior credit facility and to retire our senior subordinated notes due in 2014. In connection with our Refinancing, we replaced our senior credit facility with a new $480 million senior facility. The new credit facility consists of a revolving credit facility of $225 million which expires in 2017 and $255 million of term loans which mature in 2019.

As part of the Refinancing, we also issued $250 million of 8.375% senior unsecured notes maturing in 2020. Interest on the notes is payable semiannually in February and August of each year until maturity.

We used the proceeds from the new term loan and the senior notes due in 2020, together with available cash, to repay our previously outstanding term loans and redeem our outstanding senior subordinated notes due in 2014.

As of September 27, 2012, we had outstanding $61.3 million of convertible notes which bear interest at an annual rate of 3.0%. During fiscal 2012, we purchased $48.5 million in principal amount of the convertible notes on the open market resulting in a loss on the extinguishment of debt of approximately $2.5 million. Interest on the notes is payable semi-annually in May and November of each year until maturity. Subsequent to the end of our fiscal year, our convertible notes matured and we used available cash to repay the $61.3 million of outstanding notes.

Refer to Note 8,  Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information on our debt obligations and our Refinancing.

We use capital leases and sale leaseback transactions to finance a portion of our stores. The net present value of our capital lease obligations and sale leaseback transactions are reflected in our Consolidated Balance Sheets in lease finance obligations and current maturities of lease finance obligations.

Contractual Obligations and Commitments

Contractual Obligations.   The following table summarizes by fiscal year our expected long-term debt payment schedule, lease finance obligation commitments, future operating lease commitments and purchase obligations as of September 27, 2012:

	Payments Due by Period
		Less than 1			More than
(in thousands)	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations
Long-term debt(1)	$566,351	$63,264	$5,100	$5,100	$492,887
Interest(2)	297,567	41,102	81,304	80,717	94,444
Lease finance obligations(3)	465,252	53,586	103,123	97,229	211,314
Operating leases(4)	386,045	73,619	114,226	76,551	121,649
Purchase obligations(5)	198,056	176,294	21,762	-	-
Total contractual obligations(6)	$1,913,271	$407,865	$325,515	$259,597	$920,294

Other Commercial Commitments
Letters of credit(7)	$108,434	$-	$-	$-	$-

(1)

Included in long-term debt are principal amounts owed on our convertible notes, senior notes due in 2020 and senior credit facility. These borrowings are further explained in Note 8, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(2)

Included in interest are expected payments on our convertible notes, senior notes due in 2020, senior credit facility, unused commitment fees on our revolving credit facility and line of credit fees. Variable interest on our senior credit facility is based on LIBOR, which last reset on August 31, 2012. Refer to Note 8, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information of our debt obligations.

(3)	We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for as a lease financing. Included in lease finance obligations are both principal and interest.

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

(5)

Purchase obligations include all legally binding contracts to purchase goods and services related to inventory purchases, equipment purchases, capital expenditures, software acquisitions and license commitments, marketing-related contracts and service contracts.

(6)

Excluded from the contractual obligations table are $62.6 million in long-term environmental reserves and $27.0 million in long-term tank removal reserves, each of which is included in other noncurrent liabilities on our consolidated balance sheet. We have excluded these liabilities from the contractual obligations table because we are unable to precisely predict the timing or cash settlement amounts of these reserves. Our environmental reserves are further explained in Note 14, Commitments and Contingencies, and our long-term tank removal reserves are further explained in Note 11, Asset Retirement Obligations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(7)	Represents our standby letters of credit issued under our senior credit facility as of September 27, 2012. At maturity, we expect to renew a significant number of our standby letters of credit.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial position, results of operations or cash flows.

Inflation

Wholesale fuel prices were volatile during fiscal 2012, 2011 and fiscal 2010 and we expect that they will remain volatile into the foreseeable future. The following table illustrates the average Gulf Spot unleaded regular prices at the beginning and end of each fiscal year as well as the lowest and highest Gulf Spot unleaded regular prices during each fiscal year:

			Lowest	Highest
	Beginning		Price	Price
	of the	End of	During	During
	Fiscal	the Fiscal	the Fiscal	the Fiscal
	Year	Year	Year	Year
Fiscal 2012	$2.56	$3.04	$2.35	$3.30
Fiscal 2011	$2.08	$2.55	$2.00	$3.46
Fiscal 2010	$1.61	$2.02	$1.61	$2.39

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

General Consumer Price Index, excluding energy, increased 1.9%,  2.4%,  and 0.9% during fiscal 2012, 2011 and 2010, respectively. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material effect on our sales and gross profit.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This standard changes certain fair value measurement principles and enhances the disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We do not anticipate this ASU will have an impact on our consolidated financial position, results of operations and cash flows.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to Note 1,  Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our significant accounting policies.

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

Long-Lived Assets - Operating Stores.  Long-lived assets at the individual store level are reviewed for impairment periodically or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Our primary indicator that operating store assets may not be recoverable is consistent minimal positive or negative cash flow for a 12-month period for those stores that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing results. Management also monitors other factors when evaluating operating stores for impairment, including individual stores execution of their operating plans and local market conditions.

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

If the actual results of our operating stores are not consistent with the estimates and judgments we have made in estimating future cash flows and determining fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses. We recorded losses of approximately $4.3 million, $4.1 million and $7.2 million for asset impairments for leasehold improvements and store and fuel equipment at certain stores for fiscal 2012, 2011 and 2010, respectively. We record losses on asset impairments as a component of other impairment charges. Refer to Note 6,  Asset Impairments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our asset impairments.

Goodwill.  We test goodwill for possible impairment in the second quarter of each fiscal year and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Management monitors events and changes in circumstances in between annual testing dates to determine if such events or changes in circumstances are impairment indicators. Such indicators may include the following, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.

We conducted our annual impairment testing of goodwill in the second quarter of fiscal 2012. Our market capitalization was less than our book value at our annual testing date, therefore we determined our fair value by using a combination of income and market approaches. We determined in step one of the test that fair value exceeded book value by a significant amount. Subsequent to the date of our annual impairment test, we experienced a decline in our market capitalization to less than our book value for a short period of time. We evaluated this change in circumstance to determine if an impairment indicator had occurred in between our annual testing dates. We applied a reasonable control premium in determining the significance of the decline in our market capitalization. Control premiums may effectively cause a company’s aggregate fair value to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control.  Our fair market value, including a reasonable control premium, was not less than our book value during fiscal 2012. The determination of a reasonable control premium requires management to make significant estimates and judgments regarding comparable acquisitions and capital raising transactions.  A 10% change in the assumed control premium would not have impacted our conclusion with respect to step one of the goodwill impairment test.

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

Asset Retirement Obligations.  At September 27, 2012 we had approximately 4,950 underground storage tanks at our operating store locations. We recognize the estimated future cost to remove these underground storage tanks over their estimated useful lives. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank.

We have not made any material changes in the methodology used to estimate future costs for removal of an underground storage tank during the past three fiscal years. We base our estimates of such future costs on our prior experience with removal. We compare our cost estimates with our actual removal cost experience on an annual basis, and when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the underground storage tanks. Because these estimates are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more information is obtained. For example, a 10% change in our estimate of anticipated future costs for removal of an underground storage tank would increase our asset retirement obligation by approximately $2.7 million as of September 27, 2012. There were no material changes in our asset retirement obligation estimates during fiscal 2012.  Refer to Note 11, Asset Retirement Obligations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our asset retirement obligations.

Self-Insurance Liabilities.  We self-insure a significant portion of expected losses under our workers’ compensation and general liability medical programs. However, we maintain excess loss coverage to limit the exposure related to certain risks involving general liability and workers’ compensation when claims reach  $500 thousand. We have recorded accrued liabilities based on our estimates of the costs to settle incurred and incurred but not reported claims. During fiscal 2012, our self-insurance liabilities for general liability and workers’ compensation increased approximately $1.3 million to $30.5 million as of September 27, 2012.

We have established liabilities for certain losses related to general liability (including products liability) and workers' compensation for which we are self-insured. Our liabilities represent estimates of the cost for claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data and actuarial estimates. The liabilities are reviewed by management and third-party actuaries on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2012, 2011 or 2010.

We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased medical costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position. A 10% change in our estimate for our self-insurance liability would have affected net earnings for fiscal 2012 by approximately $3.4 million.

Environmental Liabilities and Related Receivables.  During fiscal 2012, our environmental reserves in the consolidated financial statements decreased $400 thousand to $68.3 million. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 599 known contaminated sites as of September 27, 2012 as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors.  The number of sites has increased by 10 sites or approximately 1.6% since September 29, 2011.

Environmental reserves are based on internal and external estimates of costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost and the estimated length of time to remediate each contaminated site. Remediation for which the timing of payments can be reasonably estimated, are discounted using an appropriate rate. Reimbursements under state trust fund programs or third-party insurers are recognized as receivables based on historical and expected collection rates. All recorded reimbursements are expected to be collected within a period of twelve to eighteen months after submission of the reimbursement claim. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy. Refer to Note 14,  Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our commitments and contingencies.

Item 7A.   Quantitative And Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our convertible notes, senior notes due in 2020 and our variable rate debt relates to borrowings under our senior credit facility. Subsequent to the end of our fiscal year, our convertible notes matured and we used available cash to repay the outstanding notes. We are exposed to market risks inherent in our consolidated financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses.

Our primary exposure relates to:

•	Interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	Our ability to pay or refinance long-term borrowings at maturity at market rates;
•	The impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	The impact of interest rate movements on our ability to obtain adequate financing to fund future strategic business initiatives.

We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. Additionally, we held derivative instruments primarily to manage our exposure to these risks and all derivative instruments are matched against specific debt obligations. Our debt and interest rate swap instruments held during fiscal 2012, including applicable interest rates, are discussed in Note 7,  Debt, and Note 9, Derivative Financial Instruments of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

In order to reduce our exposure to interest rate fluctuations on our variable-rate debt, we entered into interest rate swap arrangements in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional amount. During the fourth quarter of fiscal 2012, we terminated these swap arrangements, de-designated the hedge relationship and discontinued hedge accounting due to the impact of the Refinancing.

As of September 27, 2012 and September 29, 2011, we had fixed-rate debt outstanding of $311.4 million and $346.9 million, respectively, and we had variable-rate debt outstanding of $255.0 million and $406.5 million, respectively. The following table presents the future principal cash flows and weighted-average interest rates by fiscal year on our existing long-term debt instruments based on rates in effect at September 27, 2012. Fair values have been determined based on quoted market prices as of September 27, 2012.

	Expected Maturity Date							Fair
	2013	2014	2015	2016	2017	Thereafter	Total	Value
(in thousands)
Fixed rate interest
Long-term debt	$61,351	$-	$-	$-	$-	$250,000	$311,351	$325,178
Weighted-average interest rate	5.49%	8.38%	8.38%	8.38%	8.38%	8.38%

Variable rate interest
Long-term debt	$1,913	$2,550	$2,550	$2,550	$2,550	$242,887	$255,000	$257,550
Weighted-average interest rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%

At September 27, 2012, the interest rate on approximately 55.0% of our debt was fixed by the nature of the obligation compared to 72.6% at September 29, 2011 through either the nature of the obligation or through interest rate swap arrangements. The annualized effect of a one percentage point change our floating rate debt obligations at September 27, 2012 would be an increase to interest expense of approximately $2.5 million.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Item 8.   Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Pantry, Inc.

Cary, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (the "Company") as of September 27, 2012 and September 29, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 27, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2012 and September 29, 2011, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 27, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 27, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

December 11, 2012

THE PANTRY, INC.
CONSOLIDATED BALANCE SHEETS

	September 27,	September 29,
(in thousands, except par value and shares)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$89,175	$213,768
Receivables, net	80,014	98,144
Inventories	137,376	133,383
Prepaid expenses and other current assets	21,734	25,828
Deferred income taxes	17,376	11,792
Total current assets	345,675	482,915
Property and equipment, net	935,841	991,308
Other assets:
Goodwill and other intangible assets	441,070	441,681
Other noncurrent assets	76,954	69,257
Total other assets	518,024	510,938
TOTAL ASSETS	$1,799,540	$1,985,161
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$62,840	$31,883
Current maturities of lease finance obligations	10,947	8,212
Accounts payable	155,008	151,835
Accrued compensation and related taxes	13,632	14,584
Other accrued taxes	28,552	29,616
Self-insurance reserves	33,457	32,678
Other accrued liabilities	46,119	40,761
Total current liabilities	350,555	309,569
Other liabilities:
Long-term debt	500,600	715,275
Lease finance obligations	443,020	449,255
Deferred income taxes	62,766	61,579
Deferred vendor rebates	11,886	18,714
Other noncurrent liabilities	106,162	108,449
Total other liabilities	1,124,434	1,353,272
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,260,468 and 22,923,829 issued and outstanding at September 27, 2012 and September 29, 2011, respectively	233	229
Additional paid-in capital	217,147	212,551
Accumulated other comprehensive loss, net of deferred income taxes of $419 and $529 at September 27, 2012 and September 29, 2011, respectively	(659)	(837)
Retained earnings	107,830	110,377
Total shareholders’ equity	324,551	322,320
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,799,540	$1,985,161

See accompanying Notes to Consolidated Financial Statements.

THE PANTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	2012	2011	2010
(in thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)
Revenues:
Merchandise	$1,809,288	$1,778,819	$1,797,860
Fuel	6,443,955	6,359,681	5,467,402
Total revenues	8,253,243	8,138,500	7,265,262
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	1,199,453	1,175,630	1,190,396
Fuel cost of goods sold (exclusive of items shown separately below)	6,233,638	6,102,607	5,202,717
Store operating	512,782	524,357	536,618
General and administrative	97,244	104,178	95,683
Goodwill impairment	-	-	230,820
Other impairment charges	6,257	12,555	36,259
Depreciation and amortization	119,672	117,025	120,605
Total costs and operating expenses	8,169,046	8,036,352	7,413,098
Income (loss) from operations	84,197	102,148	(147,836)
Other expense:
Loss on extinguishment of debt	5,532	15	791
Interest expense, net	84,219	87,491	88,256
Total other expenses	89,751	87,506	89,047
Income (loss) before income taxes	(5,554)	14,642	(236,883)
Income tax expense (benefit)	(3,007)	4,827	(71,268)
Net income (loss)	$(2,547)	$9,815	$(165,615)
Earnings (loss) per share:
Basic	$(0.11)	$0.44	$(7.42)
Diluted	$(0.11)	$0.44	$(7.42)

See accompanying Notes to Consolidated Financial Statements.

THE PANTRY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Compre-				Accumulated
	hensive			Additional	Other
	Income	Common Stock		Paid-in	Comprehensive	Retained
(In thousands)	(Loss)	Shares	Par Value	Capital	Loss	Earnings	Total
Balance, September 24, 2009		22,523	$225	$204,798	$(4,025)	$266,177	$467,175
Comprehensive income, net of tax:
Net loss	(165,615)					(165,615)	(165,615)
Unrealized gains on qualifying cash flow hedges	1,935	-	-	-	1,935		1,935
Comprehensive income (loss)	(163,680)	-	-	-			-
Stock-based compensation expense		-	-	3,478	-	-	3,478
Exercise of stock options and restricted stock issuances		193	2	420	-	-	422
Tax withholdings paid by the Company on behalf of employees in settlement of share-based awards		-	-	(616)	-	-	(616)
Excess income tax benefits from stock- based compensation arrangements, net		-	-	(1,556)	-	-	(1,556)
Income tax benefit of note hedge		-	-	2,886	-	-	2,886
Balance, September 30, 2010		22,716	227	209,410	(2,090)	100,562	308,109
Comprehensive income, net of tax:
Net income	9,815	-	-	-	-	9,815	9,815
Unrealized gains on qualifying cash flow hedges	1,253	-	-	-	1,253	-	1,253
Comprehensive income (loss)	11,068	-	-	-			-
Stock-based compensation expense		-	-	2,153	-	-	2,153
Exercise of stock options and restricted stock issuances		208	2	141	-	-	143
Tax withholdings paid by the Company on behalf of employees in settlement of share-based awards		-	-	(545)	-	-	(545)
Excess income tax benefits from stock- based compensation arrangements, net		-	-	(622)	-	-	(622)
Income tax benefit of note hedge		-	-	2,014	-	-	2,014
Balance, September 29, 2011		22,924	229	212,551	(837)	110,377	322,320
Comprehensive income, net of tax:
Net loss	(2,547)	-	-	-	-	(2,547)	(2,547)
Unrealized gains on qualifying cash flow hedges	178	-	-	-	178	-	178
Comprehensive income (loss)	(2,369)	-	-	-			-
Stock-based compensation expense		-	-	2,823	-	-	2,823
Exercise of stock options and restricted stock issuances		336	4	-	-	-	4
Tax withholdings paid by the Company on behalf of employees in settlement of share-based awards		-	-	(290)	-	-	(290)
Excess income tax benefits from stock- based compensation arrangements, net		-	-	(371)	-	-	(371)
Income tax benefit of note hedge		-	-	2,434	-	-	2,434
Balance, September 27, 2012		23,260	$233	$217,147	$(659)	$107,830	$324,551

See accompanying Notes to Consolidated Financial Statements.

THE PANTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2012	2011	2010
(in thousands)	(52 weeks)	(52 weeks)	(53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,547)	$9,815	$(165,615)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119,672	117,025	120,605
Impairment charges	6,257	12,555	267,079
Amortization of convertible note discount	3,895	5,088	5,168
(Benefit) provision for deferred income taxes	(2,516)	22,071	(68,611)
Loss on extinguishment of debt	5,532	15	791
Stock-based compensation expense	2,823	2,153	3,478
Other	3,970	3,367	5,523
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	13,277	(6,946)	376
Inventories	(3,993)	1,102	(6,425)
Prepaid expenses and other current assets	731	3,237	(1,101)
Accounts payable	3,173	7,477	3,628
Other current liabilities and accrued liabilities	1,871	(3,158)	(2,353)
Other noncurrent assets and liabilities, net	(8,128)	4,909	(7,718)
Net cash provided by operating activities	144,017	178,710	154,825
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(69,261)	(100,726)	(101,127)
Proceeds from sales of property and equipment	10,543	7,663	3,616
Insurance recoveries	3,738	303	-
Acquisitions of businesses, net of cash acquired	-	(47,564)	(10)
Net cash used in investing activities	(54,980)	(140,324)	(97,521)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(693,466)	(17,222)	(20,374)
Repayments of lease finance obligations	(10,339)	(7,425)	(6,429)
Proceeds from issuance of debt	502,450	-	-
Proceeds from exercise of stock options	-	143	422
Payments of debt issuance costs	(12,275)	-	-
Other	-	(751)	(166)
Net cash used in financing activities	(213,630)	(25,255)	(26,547)
Net (decrease) increase in cash	(124,593)	13,131	30,757
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	213,768	200,637	169,880
CASH AND CASH EQUIVALENTS, END OF YEAR	$89,175	$213,768	$200,637

Cash paid during the year:
Interest	$77,350	$80,354	$82,558
Income taxes received, net	$(12,665)	$(14,295)	$(5,337)

Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$9,822	$7,557	$458
Accrued purchases of property and equipment	$13,845	$12,028	$5,655

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. During the fourth quarter of fiscal 2012, we merged our subsidiaries into The Pantry, Inc. and as such, we have one legal entity as of September 27, 2012. Below are the accounting policies that the Company considers to be significant.

Accounting Period

We operate on a 52 or 53-week fiscal year ending on the last Thursday in September. Fiscal 2012 and Fiscal 2011 were 52-week years and fiscal 2010 was a 53-week year. References to “fiscal 2012” refer to our fiscal year which ended on September 27, 2012, references to “fiscal 2011” refer to our fiscal year which ended on September 29, 2011 and references to “fiscal 2010” refer to our fiscal year which ended September 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates on historical results and various other assumptions believed to be reasonable. Actual results could differ from these estimates.

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

Immaterial Restatement of the Consolidated Balance Sheet

During the fourth quarter of fiscal 2012, management reviewed our method of accounting for certain environmental liabilities and contingencies. We record environmental reserves, which represent our estimates for future expenditures for remediation and related litigation of environmental matters. We rely on state trust funds and third-party insurance to cover the majority of our environmental remediation costs. We record a receivable where costs are probable of recovery through state trust funds or third party insurance.

In Florida, remediation of environmental contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We perform remediation in other states through independent contractor firms engaged by us who are reimbursed directly by the state through co-pay arrangements. We previously derecognized the separate liability and asset for environmental remediation costs that were performed by the state or where the state reimburses independent contractors through co-pay arrangements. As a result of our recent review of our legal responsibility in this area, we determined we should record a separate liability and receivable for all environmental claims for which we are the primary obligor, regardless of trust fund, third-party insurance reimbursement or co-pay reimbursement arrangements.

The prior period Consolidated Balance Sheet has been restated for the recognition of these amounts. We do not believe these corrections are material, individually or in the aggregate, to the consolidated financial statements in any prior periods. The restatement did not impact our Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity and operating cash flows.

The following tables summarize the effects of the restatement on our Consolidated Balance Sheet as of September 29, 2011:

	CONSOLIDATED BALANCE SHEET
	September 29, 2011
	As Previously
(in thousands, except par value and shares)	Reported	Adjustments	As Restated
ASSETS
Other assets:
Other noncurrent assets	$18,441	$50,816	$69,257
Total noncurrent assets	$460,122	$50,816	$510,938
TOTAL ASSETS	$1,934,345	$50,816	$1,985,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities:
Other noncurrent liabilities	$57,633	$50,816	$108,449
Total other liabilities	$1,302,456	$50,816	$1,353,272
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,934,345	$50,816	$1,985,161

Segment Reporting

We are an independently operated convenience store chain with 1,578 stores primarily in the southeastern United States. Our convenience store operations represent a single operating segment based on the way we manage our business. Operating decisions are made at the Company level in order to maintain a consistent store presentation. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Our cash and cash equivalents at September 27, 2012 and September 29, 2011 included $3.0 million and $2.3 million, respectively in restricted cash collected for our Salute Our Troops® campaign.

Accounts Receivable

The majority of the trade receivables are from credit cards which typically convert to cash shortly after the transaction. Non-trade receivables consist mainly of vendor rebates, income tax and environmental receivables. We provide an allowance for doubtful accounts based on historical experience and on a specific identification basis. We write off accounts receivable when they become uncollectible. Our allowance for doubtful accounts was not significant for all periods presented.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. At the end of any fiscal year, the entire variance is absorbed into fuel cost of goods sold. Our inventories of fuel turn approximately every five days, including both branded and private branded fuel.

Property Held for Sale

Property is classified as other current assets on the accompanying Consolidated Balance Sheets when management’s intent is to sell such property in the ensuing 12 months and the other criteria under the authoritative guidance are met. The asset is then recorded at the lower of cost or estimated fair value less cost to sell and no longer depreciated. These assets primarily consist of land and buildings.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided primarily by the straight-line method over the estimated useful lives of the assets.

Estimated useful lives are as follows:

Buildings	20 to 33½ years
Equipment, furniture and fixtures	3 to 30 years
Leasehold improvements	Lesser of the lease term or the life of the asset

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

Long-Lived Assets

Long-lived assets at the individual store level are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset to be held and used is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down to the lower of carrying value or estimated fair value. Cash flows vary for each store from year to year and as a result, we have identified and recorded impairment charges for operating and closed stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. Similar changes may occur in the future that will require us to record impairment charges. We record losses on asset impairments as a component of other impairment charges on the Consolidated Statements of Operations.

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

Goodwill and Other Intangibles

We test goodwill for possible impairment in the second quarter of each fiscal year and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. All of our intangible assets have finite lives and are amortized over their estimated useful lives using the straight-line method. We review our intangible assets for impairment whenever events or circumstances indicate that it is more likely than not that the fair value of the asset is below its carrying amount.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Management monitors events and changes in circumstances in between annual testing dates to determine if such events or changes in circumstances are impairment indicators. Such indicators may include the following, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition and slower growth rates. Any adverse change in these factors could be indicative of an impairment of our goodwill and that could cause a material impact on our consolidated financial statements.

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

Self-Insurance

We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. The expected cost for claims incurred as of the balance sheet date is not discounted and is recognized as a current liability within the Consolidated Balance Sheets. The expected cost of claims is estimated based upon analysis of historical data and actuarial estimates. We maintain excess loss coverage to limit the exposure related to certain risks involving general liability, workers’ compensation and employee medical programs when claims reach $500 thousand, $500 thousand except up to $1.0 million for the single largest loss within the policy period and $300 thousand per person, respectively.

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

•	Future remediation costs for which the timing of payments can be reasonably estimated are discounted using an appropriate rate. All other environmental costs are provided for on an undiscounted basis.
•

Amounts that are probable of reimbursement under state trust fund programs or third-party insurers, based on our experience, are recorded as receivables, which exclude all deductibles. We also record a corresponding liability for the total remediation costs. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy.

•	Annual fees for tank registration and environmental compliance testing are expensed as incurred.
•

Expenditures for upgrading tank systems including corrosion protection, installation of leak detectors and overfill/spill devices are capitalized and depreciated over the remaining useful life of the asset or the respective lease term, whichever is less.

Excise and Other Taxes

We pay federal and state excise taxes on fuel products. Fuel sales and cost of goods sold included excise and other taxes of approximately $859.6 million, $866.7 million and $897.5 million for fiscal 2012, 2011 and 2010, respectively.

Income Taxes

All of our operations, including those of our subsidiaries, are included in a consolidated federal income tax return. We recognize deferred income tax liabilities and assets for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis.

Lease Accounting

Leases are accounted for as either operating or capital. We also enter into sale-leaseback transactions for certain locations. For all sale-leaseback transactions entered into through September 27, 2012, we retained ownership of the underground storage tanks, which represents a form of continuing involvement and as such, we account for these transactions as financing leases. Gains and losses from sale-leaseback transactions are deferred until our continuing involvement ends which is typically at the end of the lease term.

Revenue Recognition

Revenues from our two primary product categories, fuel and merchandise, are recognized at the point of sale. We derive service revenue, which is included in merchandise revenue, from sales of lottery tickets, money orders, car washes, ATMs and other ancillary product and service offerings. We evaluate the criteria of reporting revenue gross as a principal versus net as an agent, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as commissions. When we are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications or have several of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record revenue on a net basis.

Cost of Goods Sold

The primary components of cost of goods sold are fuel, merchandise, credit card fees, repairs and maintenance of customer delivery equipment (e.g., fuel dispensers) and franchise fees for branded fast foodservice less vendor allowances and rebates. Vendor allowances and rebates are recognized in cost of goods sold in accordance with vendor agreements and as the related inventories are sold.

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

Some of these vendor rebates, credit and promotional allowance arrangements require that we make assumptions and judgments regarding, for example, the likelihood of attaining specified levels of purchases or selling specified volumes of products, and the duration of carrying a specified product. We routinely review the relevant significant estimates and make adjustments where the facts and circumstances dictate.

The aggregate amounts recorded as a reduction of cost of goods sold were $170.1 million for fiscal 2012.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $7.3 million, $7.7 million and $4.6 million for fiscal 2012, 2011 and 2010 respectively.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This standard changes certain fair value measurement principles and enhances the disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We do not anticipate this ASU will have an impact on our consolidated financial position, results of operations and cash flows.

Note 2 - Acquisitions

On October 28, 2010, we purchased one store in North Carolina and on December 2, 2010, we purchased 47 stores from Presto Convenience Stores, LLC (“Presto”) in Kansas (44) and Missouri (3). The 47 stores purchased separately from Presto continue to operate under the Presto trade name. The Presto acquisition included the real estate underlying 36 of the stores. These acquisitions were funded using available cash on hand. We did not acquire any stores in fiscal 2012 or 2010. We generally focus on selectively acquiring chains within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. Our ability to create synergies due to our relative size and geographic concentration contributes to our willingness to establish a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill. We strive to ensure that our acquisitions will be accretive to our shareholders and provide a suitable return on our investment.

Following are the aggregate purchase price allocations for the stores acquired during fiscal 2011. The purchase price allocations were based on the estimated fair values on the dates of the acquisitions:

(in thousands)
Assets acquired
Inventories	$3,536
Property and equipment	18,093
Other noncurrent assets	39
Total assets	21,668

Liabilities assumed
Deferred vendor rebates	1,009
Other noncurrent liabilities	2,393
Total liabilities	3,402

Net tangible assets acquired, net of cash	18,266
Trade names	470
Non-compete agreement	100
Goodwill	28,728
Total consideration paid, net of cash acquired	$47,564

(in thousands)
Acquisition related costs incurred and expensed
Professional, consulting and legal fees	$772
Other	504
Total	$1,276

We expect that goodwill associated with these transactions totaling $28.7 million will be deductible for income tax purposes over 15 years.

The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions occurred at the beginning of the fiscal year for each of the periods presented:

(in thousands, except per share data)	2011	2010
Total revenues	$8,172,009	$7,459,403
Net income (loss)	$10,353	$(162,497)
Earnings (loss) per share:
Basic	$0.46	$(7.28)
Diluted	$0.46	$(7.28)

Note 3 - Inventories

Inventories consisted of the following:

	September 27,	September 29,
(in thousands)	2012	2011
Inventories at FIFO cost:
Merchandise	$95,775	$101,227
Less adjustment to LIFO cost	(38,965)	(39,785)
Merchandise inventory at LIFO cost	56,810	61,442
Fuel	80,566	71,941
Total inventories	$137,376	$133,383

The impact on merchandise cost of goods sold of LIFO inventory liquidations was not material for fiscal 2012, 2011 and 2010.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 27,	September 29,
(in thousands)	2012	2011
Land	$319,620	$327,916
Buildings	408,255	399,261
Equipment, furniture and fixtures	879,057	841,337
Leasehold improvements	212,951	206,416
Construction in progress	40,745	44,034
Property and equipment, gross	1,860,628	1,818,964
Less—accumulated depreciation and amortization	(924,787)	(827,656)
Property and equipment, net	$935,841	$991,308

Depreciation expense was $118.9 million, $115.5 million and $118.6 million for fiscal 2012, 2011 and 2010, respectively.

Note 5 – Goodwill and Other Intangible Assets

The following table reflects goodwill balances and activity as of September 27, 2012 and September 29, 2011:

	September 27,	September 29,
(in thousands)	2012	2011
Balance at the beginning of the year	$666,585	$634,013
Acquisitions	-	28,728
Purchase accounting adjustments (1)	-	3,844
Accumulated impairment	(230,820)	(230,820)
Balance at the end of the year	$435,765	$435,765

(1)	Amounts are purchase accounting adjustments related to the finalization of real property valuations for the prior year acquisitions.

We conducted our annual goodwill impairment assessment in the second quarter of fiscal 2012. If our fair value exceeds our book value, then our goodwill is recoverable and no additional analysis is required. At our annual testing date, our market capitalization was less than our book value, therefore, we determined our fair value by using a combination of income and market approaches. We applied a reasonable control premium in our conclusion of fair value. Control premiums may effectively cause a company’s aggregate fair value to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control. As a result of completing step one, we determined that our fair value exceeded book value by a significant amount and concluded there was no impairment of our goodwill at our annual testing date. Subsequent to the date of our annual impairment test, our market capitalization fluctuated. Generally, our market capitalization increased during the third quarter of fiscal 2012 to a point well above our book value and decreased during the fourth quarter of fiscal 2012 to points below our book value. However, at no point did our market capitalization decrease to a point significantly below our market capitalization at the annual testing date. We considered the facts and circumstances surrounding the decline in market capitalization and determined that there were no indicators of impairment subsequent to our annual testing date. No impairment charges related to goodwill were recognized during fiscal 2012 and 2011.

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

 The following table reflects other intangible asset balances and activity as of September 27, 2012 and September 29, 2011:

(in thousands, except weighted-average life data)
	September 27, 2012				September 29, 2011
	Weighted				Weighted
	Average				Average
	Useful	Gross	Accumulated	Net Book	Useful	Gross	Accumulated	Net Book
	Life	Amount	Amortization	Value	Life	Amount	Amortization	Value
Trade names	2.0	$470	(411)	$59	2.0	$3,270	$(2,976)	$294
Customer agreements	12.9	1,363	(842)	521	11.7	1,395	(794)	601
Non-compete agreements	32.7	7,995	(3,270)	4,725	31.2	8,094	(3,073)	5,021
		$9,828	$(4,523)	$5,305		$12,759	$(6,843)	$5,916

There were no impairment charges related to finite-lived intangible assets for the fiscal years ended September 27, 2012 and September 29, 2011.

Amortization expense related to finite-lived intangible assets was approximately $0.6 million, $1.4 million and $1.9 million in fiscal 2012, 2011 and 2010, respectively.

The estimated future amortization expense for trade names, customer agreements and non-compete agreements is as follows:

(in thousands)
Fiscal Year
2013	$425
2014	354
2015	328
2016	294
2017	279
Later years	3,625
Total estimated amortization expense	$5,305

Note 6 – Asset Impairments

During fiscal 2012, 2011 and 2010, we recorded the following asset impairments:

(in thousands)	2012	2011	2010
Goodwill impairment	$-	$-	$230,820

Other asset impairments
Trade names	$-	$-	$21,250
Surplus properties	612	7,335	7,769
Operating stores	5,645	5,220	7,240
Total other impairments	$6,257	$12,555	$36,259

Goodwill and Other Intangible Assets. We recorded an impairment charge related to our Petro Express® trade name, which appears in other impairment charges on our Consolidated Statements of Operations. See Note 5 - Goodwill and Other Intangible Assets above for a discussion of impairment charges related to our goodwill.

Surplus Properties. In April 2011, management made a strategic decision to market certain non-productive surplus properties for sale. Management continued our strategic efforts to focus on divesting non-productive surplus properties in fiscal 2012. We review our surplus properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of our strategic decisions, we determined that the carrying values of some of these surplus properties were not recoverable. We estimated the fair value of these surplus properties and, based on these estimates, we recorded impairment charges which are detailed above. We had surplus properties recorded as property held for sale of approximately $7.0 million and $7.3 million as of September 27, 2012 and September 29, 2011, respectively, which is included in prepaid expenses and other current assets on our Consolidated Balance Sheets.

Operating stores. During each quarter of fiscal years 2012, 2011 and 2010, we tested our operating stores for impairment. Whenever events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable. We compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. We also reviewed under-performing operating stores for impairment that we reclassified from property held for use to property held for sale because we plan to close or convert them to dealers or commission marketers. As a result of this testing, we recorded impairment charges detailed in the table above. We had operating stores recorded as property held for sale of approximately $3.0 million as of September 27, 2011. Property held for sale was insignificant as of September 27, 2012.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Note 7 - Debt

Long-term debt consisted of the following:

	September 27,	September 29,
(in thousands)	2012	2011
Fourth Amended and Restated Credit Facility interest payable monthly at LIBOR plus 4.5% with a LIBOR floor of 1.25%; principal due in quarterly installments through June 30, 2019	$255,000	$-
Third Amended and Restated Credit Facility	-	406,521
Senior unsecured notes due August 1, 2020; interest payable semi-annually at 8.375%	250,000	-
Senior subordinated notes due February 15, 2014; interest payable semi-annually at 7.75%	-	237,000
Senior subordinated convertible notes due November 15, 2012; interest payable semi- annually at 3.0%	61,301	109,768
Other notes payable; various interest rates and maturity dates	50	106
Total long-term debt	566,351	753,395
Less—current maturities	(62,840)	(31,883)
Less—unamortized debt discount	(2,911)	(6,237)
Long-term debt, net of current maturities and unamortized debt discount	$500,600	$715,275

In August 2012, we entered into the Fourth Amended and Restated Credit Agreement which provides for a $480.0 million senior secured credit facility (“credit facility”). Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255 million senior secured term loan which matures in 2019. In addition, the credit facility provides for the ability to incur additional term loans and/or increases in the secured revolving credit facility in an aggregate principal amount of up to $200 million provided certain conditions are satisfied. The interest rate on borrowings under the new revolving credit facility is dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 450 basis points.  Our current leverage ratio is LIBOR plus 425 basis points with an unused commitment fee of 50 basis points. The interest rate on the new term loan at our current leverage ratio is LIBOR plus 450 basis points with a LIBOR floor of 125 basis points. Replacing our credit facility in fiscal 2012 resulted in a loss on the extinguishment of debt of $1.1 million which resulted from the non-cash write-off of deferred financing costs.

We incurred approximately $12.7 million in debt issuance costs associated with refinancing our credit facility and repaying our subordinated notes due in 2014, which are included in other non-current assets on the Consolidated Balance Sheets. Additionally, we recorded a $2.5 million discount related to our senior secured term loan which is recorded in long-term debt on our Consolidated Balance Sheets.

Our credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). Our credit facility contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio (as defined in our new credit agreement). Additionally, our new credit facility contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of September 27, 2012, we were in compliance with all covenants and restrictions.

As of September 27, 2012, we had approximately $108.4 million of standby letters of credit issued under the facility. The standby letters of credit primarily relate to several self-insurance programs, vendor contracts and regulatory requirements.

In August 2012,  we issued $250  million of 8.375% senior unsecured notes maturing in 2020. Interest on the notes is payable semiannually in February and August of each year until maturity.

In August 2012, we retired our 7.75% senior subordinated notes due in 2014. We used the proceeds from the new term loan and the senior notes due in 2020, together with available cash, to repay our previously outstanding term loans. This resulted in a loss on the extinguishment of debt of approximately $2.0 million comprised of a premium paid, the non-cash write-off of deferred financing costs and fees incurred.

As of September 27, 2012, we had outstanding $61.3 million of convertible notes which bear interest at an annual rate of 3.0%. During fiscal 2012, we purchased $48.5 million in principal amount of the convertible notes on the open market resulting in a loss on the extinguishment of debt of approximately $2.5 million. The loss is due to the premium paid, the non-cash write-off of deferred financing costs and the unamortized debt discount. Interest on the notes is payable semi-annually in May and November of each year until maturity. Subsequent to the end of our fiscal year, our convertible notes matured and we used available cash to repay the $61.3 million of outstanding notes.

Concurrently with the sale of the convertible notes, we purchased a note hedge from an affiliate of Merrill Lynch, or the counterparty, which was designed to mitigate potential dilution from the conversion of our convertible notes. The note hedge expired at the close of trading on November 15, 2012, which was the maturity date of the convertible notes. In addition, we issued warrants to the counterparty that could have required us to issue up to approximately 2,993,000 shares of our common stock on November 15, 2012. The exercise price was $62.86 per share, which represented a 60.0% premium over the closing price of our shares of common stock on November 16, 2005. The warrants expired at the close of trading on November 15, 2012, which was the maturity date of the convertible notes.

The fair value of our indebtedness was approximately $582.7 million and $733.5 million at September 27, 2012 and September 29, 2011, respectively.

The remaining annual maturities of our long-term debt as of September 27, 2012 are as follows:

(in thousands)
Fiscal year
2013	$63,264
2014	2,550
2015	2,550
2016	2,550
2017	2,550
Later years	492,887
Total principal payments	$566,351

Note 8 – Lease Obligations

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for as a financing. The net book values of assets under capital leases and lease finance obligations, which are included in Note 4—Property and Equipment, are summarized as follows:

	September 27,	September 29,
(in thousands)	2012	2011
Land	$187,375	$188,617
Buildings	203,386	224,458
Equipment	5,769	9,496
Accumulated depreciation	(65,588)	(66,760)
Total	$330,942	$355,811

Following are the minimum lease payments, including interest, which will have to be made in each of the years indicated based on non-cancelable leases in effect as of September 27, 2012:

(in thousands)	Lease Finance	Operating
Fiscal Year	Obligations	Leases
2013	$53,586	$73,619
2014	52,195	62,111
2015	50,928	52,115
2016	49,178	40,308
2017	48,051	36,243
Later years	211,314	121,649
Total minimum lease payments	$465,252	$386,045

Rental expense for operating leases was approximately $70.0 million, $73.3 million and $79.6 million for fiscal 2012, 2011 and 2010, respectively. We have facility leases with step rent provisions, capital improvement funding and other forms of lease concessions. We record step rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

Note 9 – Derivative Financial Instruments

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

On July 29, 2011, we entered into two swap arrangements. These two swap arrangements have a combined notional amount of $100 million, a fixed pay rate of 0.945% and mature on May 15, 2014.

During fiscal 2012, we de-designated the hedge relationship and discontinued hedge accounting due to the impact of our refinancing transactions. As such, these swaps were terminated during the fourth quarter of fiscal 2012. The net loss in accumulated other comprehensive loss will be reclassified into earnings in future periods as the hedged transactions affects earnings.

The Company's derivative and hedging activities are presented in the following tables:

	Location of Fair Value	September 27,	September 29,
(in thousands)	in Balance Sheets	2012	2011
Derivatives designated as hedging instruments
Interest rate contracts	Other accrued liabilities	$-	$245
Interest rate contracts	Other noncurrent liabilities	-	1,121

	Location of
	Loss on Derivatives in	Pre-tax Loss for the Fiscal Year
(in thousands)	Statements of Operations	2012	2011
Derivatives accounted for as cash flow hedging relationships
Interest rate contracts	Interest expense, net	$(1,129)	$(3,421)

(in thousands)
Location of Loss
						Recognized in	Amount of Loss
				Amount of Loss		Income on Derivative	Recognized in Income on
Derivatives			Location of Loss	Reclassified from		(Ineffective Portion	Derivative (Ineffective
Accounted	Amount of Loss Recognized		Reclassified from	Accumulated OCI into		and Amount	Portion and Amount
for as Cash Flow	in OCI on Derivative		Accumulated OCI	Income		Excluded from	Excluded from
Hedging	(Effective Portion)		into Income	(Effective Portion)		Effectiveness	Effectiveness Testing)
Relationships	Fiscal Year Ended		(Effective Portion)	Fiscal Year Ended		Testing)	Fiscal Year End
	September 27,	September 29,		September 27,	September 29,		September 27,	September 29,
	2012	2011		2012	2011		2012	2011
Interest Rate Contracts	$(411)	$(837)	Interest expense, net	$(589)	$(2,090)	Interest expense, net	$(166)	$-

Interest income (expense) was insignificant for fiscal 2012 for the mark-to-market adjustments associated with hedge ineffectiveness.

The fair values for our interest rate swaps were obtained from dealer quotes. These values represented the estimated amounts that we would have received or paid to terminate the agreement taking into consideration the difference between the contract rate of interest and rates quoted for agreements of similar terms and maturities.

Note 10 – Comprehensive Income (Loss)

The components of comprehensive income (loss) for the periods presented are as follows:

(in thousands)	2012	2011	2010
Net income (loss)	$(2,547)	$9,815	$(165,615)
Other comprehensive income (loss)
Net unrealized gains on qualifying cash flow hedges (net of deferred
income taxes of $(110), $(796) and $(1,230), respectively)	178	1,253	1,935
Comprehensive income (loss)	$(2,369)	$11,068	$(163,680)

The components of unrealized gains (losses) on qualifying cash flow hedges, net of deferred income taxes, for the periods presented are as follows:

(in thousands)	2012	2011	2010
Unrealized losses on qualifying cash flow hedges	$(411)	$(837)	$(1,396)
Reclassification adjustment recorded as an increase in interest expense	589	2,090	3,331
Net unrealized gains on qualifying cash flow hedges	$178	$1,253	$1,935

Note 11 – Asset Retirement Obligations

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

The estimated liability is based on our historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is discounted using rates ranging from 5.2% to 10.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. There were no material changes in our asset retirement obligation estimates during fiscal 2012. We have approximately $27.0 million included in other noncurrent liabilities on the Consolidated Balance Sheets related to asset retirement obligations.

A reconciliation of the changes in our liability is as follows:

	September 27,	September 29,
(in thousands)	2012	2011
Beginning Balance	$26,475	$24,860
Liabilities incurred	4	5
Liabilities assumed - acquisitions	-	537
Liabilities settled	(891)	(342)
Accretion expense	1,395	1,415
Ending Balance	$26,983	$26,475

Note 12 – Interest Expense, net

The components of interest expense, net are as follows:

(in thousands)	2012	2011	2010
Interest on long-term debt, including amortization of deferred financing costs	$34,167	$35,053	$34,694
Interest on lease finance obligations	44,090	44,064	43,101
Interest rate swap settlements	852	3,421	5,448
Amortization of terminated interest rate swaps	111	-	-
Interest rate swap ineffectiveness	166	-	-
Amortization of convertible note discount	3,895	5,088	5,168
Miscellaneous	943	28	(25)
Interest expense	84,224	87,654	88,386
Interest income	(5)	(163)	(130)
Interest expense, net	$84,219	$87,491	$88,256

Note 13 – Income Taxes

The components of income tax (benefit) expense are summarized below:

(in thousands)	2012	2011	2010
Current
Federal	$(700)	$(18,303)	$(3,710)
State	209	1,059	1,053
Current income tax (benefit) expense	$(491)	$(17,244)	$(2,657)

Deferred
Federal	$(2,564)	$21,768	$(56,975)
State	48	303	(11,636)
Deferred income tax (benefit) expense	(2,516)	22,071	(68,611)
Net income tax (benefit) expense	$(3,007)	$4,827	$(71,268)

Deferred income tax (liabilities) and assets are comprised of the following:

	September 27,	September 29,
(in thousands)	2012	2011
Gross deferred income tax liabilities
Property and equipment	$(81,168)	$(93,680)
Inventories	(2,938)	(2,629)
Goodwill and other intangibles	(26,506)	(13,948)
Other interest	(160)	(2,367)
Prepaid expenses	(2,857)	(3,109)
Deferred gain	(1,045)	(1,045)
Other	(113)	(112)
Gross deferred income tax liabilities	(114,787)	(116,890)

Gross deferred income tax assets
Lease finance obligations	17,131	16,991
Accrued insurance	12,507	12,011
Asset retirement obligations	9,374	8,957
Deferred vendor rebates	7,416	8,762
Reserve for closed stores	1,088	1,444
Environmental	3,342	902
State bonus depreciation	4,606	4,933
Stock-based compensation expense - nonqualified options	2,783	2,628
Accrued expenses	887	3,053
Other	1,620	2,540
Gross deferred income tax assets	60,754	62,221

Net operating loss carryforwards	3,904	1,067
Federal tax credits	4,739	3,815
Net deferred income tax liability	$(45,390)	$(49,787)

As of September 27, 2012 and September 29, 2011, net current deferred income tax assets totaled $17.4 million and $11.8 million, respectively, and net noncurrent deferred income tax liabilities totaled $62.8 million and $61.6 million, respectively.

Reconciliations of income taxes at the federal statutory rate (35% in fiscal 2012, 2011 and 2010) to actual income tax expense for each of the periods presented are as follows:

(in thousands)	2012	2011	2010
Tax (benefit) expense at federal statutory rate	$(1,944)	$5,125	$(82,909)
State tax expense (benefit), net of federal tax expense	109	743	(6,999)
Permanent difference - federal credits, net	(1,307)	(1,093)	(1,175)
Permanent difference - goodwill	-	-	20,404
Permanent differences - other	135	52	(589)
Net income tax (benefit) expense	$(3,007)	$4,827	$(71,268)

As of September 27, 2012, we had federal and state net operating loss (“NOL”) carryforwards and federal tax credit carryforwards that can be used to offset future federal and state income taxes. The benefit of these carryforwards is recognized as a deferred income tax asset. Loss carryforward and credit carryforward amounts as of September 27, 2012 have the following expiration dates:

	Year of
(in thousands)	Expiration	Carryforwards
Federal NOL carryforwards
	2031	$7,151
	2032	859
		$8,010
Federal credit carryforwards
	2030	$1,393
	2031	1,713
	2032	933
		$4,039
State NOL carryforwards
	2018	$3,515
	2019	2,470
	2020	2,751
	2021	1,278
	2022	336
	2025	1,229
	2026	2,187
	2027	5,291
	2031	89
	2032	7,711
		$26,857

We have no uncertain tax positions recorded, therefore, there would be no affect to the effective tax rate. We have elected to classify interest and penalties as income tax expense. There was no accrued interest and penalties related to unrecognized tax benefits for the years ended September 27, 2012 and September 29, 2011, respectively. We do not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease over the next 12 months.

The examination by the Internal Revenue Service for fiscal years 2007 through 2010 was completed in fiscal 2012 resulting in $12.8 million in federal tax refunds. State income tax returns for fiscal years 2006 through 2010 remain open for examination by the tax authorities.

Note 14 – Commitments and Contingencies

As of September 27, 2012, we were contingently liable for outstanding letters of credit in the amount of approximately $108.4 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. Initially, we were named as a defendant in eight of these cases, three of which have recently been dismissed without prejudice. We remain as a defendant in five cases: one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Cook,et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including those in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs, and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable “political questions.”  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009, and defendants request to appeal that decision to the United States Court of Appeals for the Tenth Circuit was denied on August 31, 2010. In May 2010, in a lawsuit in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages. Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. On November 12, 2011, Defendants in the Kansas case filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision. On January 19, 2012, the Judge denied the Defendants’ motion to decertify and granted the Plaintiffs’ motion to certify a class as to liability and injunctive relief aspects of Plaintiffs’ claims. The court has continued to deny certification of a damages class. On September 24, 2012, the jury in the Kansas case returned a verdict in favor of defendants finding that defendants did not violate Kansas law by willfully failing  to disclose temperature and its effect on the energy content of motor fuel. On October 3, 2012 the judge in the Kansas case also ruled that defendants’ practice of selling motor fuel without disclosing temperature or disclosing the effect of temperature was not unconscionable under Kansas law.  We filed a motion on December 3, 2012 requesting that cases filed in Arkansas and Virginia, to neither of which we are party, be remanded for further adjudication and the remaining cases be stayed until these two cases are concluded. Plaintiffs requested that cases filed in California, in which we are not a party, be remanded for further adjudication and the remaining cases be stayed until the California cases are concluded. We have opposed class certification and filed dispositive motions in each of the cases in which we have been sued. At this stage of proceedings, losses are reasonably possible, however, we cannot estimate our loss, range of loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under state law, to sell temperature adjusted gallons of motor fuel; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W). On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals. The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g). The amended complaint alleges that: (i) plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom the Company printed receipts containing the first four and last four digits of their credit and/or debit card numbers; and (ii) Plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom the Company printed receipts containing all digits of their credit and/or debit card numbers. The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice. On July 25, 2011, the court denied plaintiffs’ initial motion for class certification but granted the plaintiffs the right to file an amended motion. On October 3, 2011, Plaintiff filed an amended motion for class certification seeking to certify two classes. The first purported class, represented by Mr. Amason,  consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 4, 2009 through the date of the final judgment in the action, (B) where the transaction was in a Company store located in the State of Alabama; and (C) in connection with the transaction, a receipt was printed by Retalix software containing the first four and last four digits of the credit/debit card number on the receipt provided to the customer. The second purported class, represented by Ms. McConnell, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 1, 2009 through the date of the final judgment in the action, and (B) in connection with the transaction, a receipt was printed containing all of the digits of the credit/debit card numbers on the receipt provided to the customer. The Company is opposing the motion for class certification, and also has made a motion to dismiss the plaintiffs’ claims on the basis that the plaintiffs lack standing or alternatively to stay the case until the Supreme Court of the United States rules in First American Financial Corp. v. Edwards, another case involving a standing issue. On January 19, 2012, the Court issued an order staying the case until a decision is issued in the Edwards case, and subsequently administratively terminated plaintiffs’ motion for class certification, subject to plaintiffs’ right to refile the motion after the stay is removed. On June 28, 2012, the Supreme Court of the United States dismissed the writ of certiorari in the Edwards case as having been improvidently granted, an action that has no precedential effect on our case. The parties filed a Joint Report to the Court on July 10, 2012 requesting that plaintiffs’ Renewed Motion for Class Certification and our Motion to Dismiss for Lack of Standing be deemed refiled. At this stage of the proceedings, losses are reasonably possible, however; we cannot reasonably estimate our loss, range of loss or liability, if any, related to this lawsuit because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

We are party to various other legal actions in the ordinary course of our business. We believe these other actions are routine in nature and incidental to the operation of our business. While the outcome of these actions cannot be predicted with certainty, management’s present judgment is that the resolution of these matters will not have a material impact on our business, financial condition, results of operations and cash flows. If, however, our assessment of these actions is inaccurate, or there are any significant adverse developments in these actions, our business, financial condition, results of operations and cash flows could be materially affected.

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

Our Board of Directors has approved employment agreements for our executives, which create certain liabilities in the event of the termination of these executives, including termination following a change of control. These agreements have original terms of at least one year and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment and other employment rights and responsibilities.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 27, 2012, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

All states in which we operate or have operated underground storage tank systems have established trust funds for the sharing, recovering and reimbursing of certain cleanup costs and liabilities incurred as a result of releases from underground storage tank systems. These trust funds are funded by an underground storage tank registration fee and a tax on the wholesale purchase of motor fuels within each state. We have paid underground storage tank registration fees and fuel taxes to each state where we operate to participate in these trust fund programs. We have filed claims and received reimbursements in North Carolina, South Carolina, Kentucky, Indiana, Georgia, Florida, Tennessee, Alabama, Mississippi, Louisiana and Virginia. The coverage afforded by each state trust fund varies but generally provides up to $1.0 million per site or occurrence for the cleanup of environmental contamination, and most provide coverage for third-party liabilities. Costs for which we do not receive reimbursement include:

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

In addition to immaterial amounts to be spent by us, a substantial amount will be expended for remediation on behalf of us by state trust funds established in our operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by us, we will be obligated to make such payments, which could materially affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various funds.

As of September 27, 2012, environmental reserves of approximately $5.7 million and $62.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 29, 2011, environmental reserves of approximately $5.9 million and $62.8 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 599 and  588 known contaminated sites as of September 27, 2012 and September 29, 2011, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors.  We estimate that approximately $59.7 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $8.6 million for remediation and related litigation. As of September 27, 2012, anticipated reimbursements of $2.9 million are recorded as current receivables and $61.0 million are recorded as other noncurrent assets related to all sites. As of September 29, 2011, anticipated reimbursements of $7.4 million are recorded as current receivables and $61.8 million are recorded as other noncurrent assets. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 8.0% to determine the reserve. The undiscounted amount of future estimated payments for which we do not expect to be reimbursed for each of the five fiscal years and thereafter as of September 27, 2012 and other cost amounts covered by responsible third parties are as follows:

(in thousands)	Expected
Fiscal Year	Payments
2013	$2,342
2014	1,989
2015	1,392
2016	357
2017	144
Later years	248
Total undiscounted costs not covered by a third party	6,472
Costs covered by a third party	80,315
Interest	(18,530)
Total Environmental reserves	$68,257

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

As of September 27, 2012 and September 29, 2011, there are 170 and 188 sites, respectively, identified as contaminated that are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. These sites are not included in our environmental reserves. Additionally, we are awaiting closure notices on several other locations that will release us from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. At September 27, 2012, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $4.0 million and $11.9 million, respectively.

We purchase approximately 57.8% of our general merchandise from a single wholesaler, McLane Company, Inc. (“McLane”). Our arrangement with McLane is governed by a distribution service agreement which expires in December 2014. We receive annual service allowances based on the number of stores operating on each contract anniversary date. The distribution service agreement requires us to reimburse McLane the unearned, unamortized portion, if any, of all service allowance payments received to date if the agreement is terminated under certain conditions. We amortize service allowances received as a reduction to merchandise cost of goods sold using the straight-line method over the life of the agreement.

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

During fiscal 2012, management developed a plan to de-brand approximately 190 locations with a fuel vendor prior to the end of the contractual amortization period in a strategic effort to procure more competitive supply agreements. The contractual obligation we anticipate reimbursing the fuel vendor is an estimate based on our current de-branding timeline. The difference between the estimated contractual obligation of approximately $4.0 million and the unamortized balance of $2.4 million we had recorded as deferred vendor rebates under the straight-line method was approximately $1.6 million. This difference was recognized as an increase to fuel cost of goods sold in the second quarter of fiscal 2012. There were no other significant contractual obligation reimbursements to oil companies for the fiscal years ended 2012, 2011 and 2010, respectively.

Fuel Contractual Contingencies

Our Product Supply Agreement and Guaranteed Supply Agreement with Marathon requires us to purchase a minimum volume of a combination of Marathon branded and unbranded gasoline and distillates annually. Based on current forecasts, we anticipate attaining the annual minimum fuel requirements. If we fail to purchase the annual minimum amounts, Marathon has the right to terminate those agreements and receive the unamortized balance of the investment provided for under the Master Conversion Agreement. Our contract with Marathon for unbranded fuel and distillate expires on December 31, 2017, and our contract with Marathon for branded fuel and distillate expires in  June 2013, with an option for the Company to renew through December 31, 2017.

Our Branded Jobber Contract with BP® Products North America Inc. (“BP”) sets forth minimum volume requirements per year and a minimum volume guarantee if such minimum volume requirements are not met. Our obligation to purchase a minimum volume of BP branded fuel is measured each year over a one-year period during the remaining term of the agreement. Subject to certain adjustments, in any one-year period in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP two cents per gallon times the difference between the actual volume of BP  branded product purchased and the minimum volume requirement. We did not meet the minimum volume requirement for the one-year period ending September 30, 2010; however, BP agreed to waive the amount owed under the minimum volume guarantee. We met the minimum volume requirements for the one-year periods ended September 30, 2011 and September 30, 2012.

Note 15 – Defined Contribution Plan

We sponsor a 401(k) Employee Retirement Savings Plan for eligible employees. Employees must be at least 21 years of age and have one year of service with at least 1,000 hours worked to be eligible to participate in the plan. Employees may contribute up to 100% of their annual compensation, and contributions are matched by us on the basis of 100% of the first 3% and 50% of the next 2% contributed. Matching contribution expense was $2.0 million, $1.9 million and $2.1 million for fiscal 2012, 2011 and 2010, respectively.

Note 16 – Common Stock

In November 2005, we issued warrants to purchase up to 2,993,000 shares of our common stock to an affiliate of Merrill Lynch in connection with the note hedge and warrant transactions entered into at the time of our offering of convertible notes. The note hedge and warrants expired at the close of trading on November 15, 2012, which was the maturity date of the convertible notes.

Note 17 – Stock Compensation Plans

The Compensation and Organization Committee of the Board of Directors has the authority to grant stock-based awards under The Pantry, Inc. 2007 Omnibus Plan (the “Omnibus Plan”). The Omnibus Plan permits the award of cash incentives and equity incentive grants for employees and non-employees covering 2.4 million shares of our common stock, plus shares subject to outstanding options under our 1999 Stock Option Plan that are forfeited or that otherwise cease to be outstanding after March 29, 2007 other than by reason of their having been exercised for, or settled in, vested and non-forfeitable shares. Awards made under the Omnibus Plan may take the form of stock options (including both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock and restricted stock units, performance shares and performance units, annual incentive awards, cash-based awards and other stock-based awards.

We recognize compensation expense on a straight-line basis over the requisite service period of each award. For performance-based restricted stock, the expense recognized each period is dependent upon our estimate of the number of shares that will ultimately vest. For all employee share-based payment awards, the expense recognized has been adjusted for estimated forfeitures. Estimated forfeiture rates are developed based on our analysis of historical forfeiture data.

Total share-based compensation expense recognized in the Consolidated Statements of Operations was $2.8 million, $2.2 million and $3.5 million in fiscal 2012, 2011 and 2010, respectively. The related income tax benefit was $1.2 million, $836 thousand and $1.3 million in fiscal 2012, 2011 and 2010, respectively. As of September 27, 2012 we have approximately 1.3 million shares available for equity grants.

 Stock Option Awards

All options granted vest over a three-year period, with one-third of each grant vesting on the anniversary of the initial grant and have contractual lives of seven years. Additionally, the terms and conditions of awards under the plans may differ from one grant to another. Under the Omnibus Plan, stock options may only be granted to employees with an exercise price at least equal to the fair market value of the related common stock on the date the option is granted.

A summary of the status of stock options under our plans and changes during fiscal 2012 is presented in the table below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except exercise price or as otherwise noted)	Shares	Price	Term (Years)	Value
Options outstanding, September 29, 2011	816	$29.94
Granted	171	11.32
Exercised	-	-
Forfeited options	(78)	15.52
Expired options	(103)	24.17
Options outstanding, September 27, 2012	806	$32.62	2.8	$513
Options vested and expected to vest, September 27, 2012	789	$28.45	2.7	$464
Exercisable, September 27, 2012	625	$32.62	1.8	$7

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

The fair value of each option grant was determined using the Black-Scholes-Merton option pricing model with weighted-average assumptions used for options issued in fiscal 2012, 2011 and 2010 as follows:

	Year Ended
	September 27,	September 29,	September 30,
	2012	2011	2010
Weighted-average expected lives (years)	3.0	3.0	3.0
Risk-free interest rate	0.4%	1.0%	1.3%
Expected volatility	50.2%	57.0%	60.4%
Dividend yield	0.0%	0.0%	0.0%

Weighted-average grant date fair value	$3.86	$7.26	$5.96

The weighted average grant date fair value of options granted during fiscal 2012, 2011 and 2010 was approximately $660 thousand, $622 thousand and $480 thousand, respectively.

The following table summarizes stock option exercises:

	Year Ended
	September 27,	September 29,	September 30,
(in thousands)	2012	2011	2010
Cash received for exercise price	$-	$135	$422
Intrinsic value	-	20	113
Income tax benefit	-	8	44

The total fair value of options that vested during fiscal 2012, 2011 and 2010 was approximately $283 thousand, $1.1 million and $2.8 million, respectively. At September 27, 2012, there was $594 thousand of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 2 years.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of our common stock on the date of grant which is their fair value. In general, employee awards vest in equal annual installments at the end of each year of a three-year period from the date of grant. We also issue restricted stock to our Board of Directors annually, which vests over a one-year period. The weighted average grant date fair value for restricted stock was $12.89 in 2012, $16.39 in 2011 and $15.67 in 2010. Transactions related to restricted stock awards issued under the Omnibus Plan for the year ended September 27, 2012 are summarized as follows:

		Weighted-
		Average Grant-
	Restricted	Date Fair Value
(in thousands, except per share amounts)	Stock Awards	Per Share
Nonvested at September 29, 2011	204	$16.39
Granted	377	$12.26
Vested	(121)	$15.30
Canceled or forfeited	(101)	$14.72
Nonvested at September 27, 2012	359	$12.89

The total fair value of restricted stock awards vested was approximately $1.5 million, $2.4 million and $2.1 million in fiscal 2012, 2011 and 2010, respectively. The remaining unrecognized compensation expense related to unvested restricted stock awards at September 27, 2012 was $2.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Performance-based Restricted Stock Awards

During fiscal 2012, we granted restricted stock awards that have performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 150%. The performance-based restricted awards generally vest in three annual installments commencing on the first anniversary of the grant date. These awards are expensed based on the probability of achieving the performance goal. If the performance goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The weighted average grant date fair value for performance-based restricted stock was $13.32 in 2012, $17.91 in 2011 and $14.54 in 2010. Transactions related to performance-based restricted stock awards issued under the Omnibus Plan for the year ended September 27, 2012 are summarized as follows:

	Performance-	Weighted-
	based	Average Grant -
	Restricted	Date Fair Value
(in thousands, except per share amounts)	Stock Awards	Per Share
Nonvested at September 29, 2011	216	$17.91
Granted	214	$11.31
Vested	-	$-
Canceled or forfeited	(168)	$16.64
Nonvested at September 27, 2012	262	$13.32

No performance-based restricted stock vested in fiscal 2012, 2011 and 2010. The remaining unrecognized compensation expense related to unvested performance-based restricted stock awards on September 27, 2012 was $25 thousand, which is expected to be recognized over a weighted-average period of 0.2 years.

Note 18 – Earnings per Share

Basic earnings per share is computed on the basis of the weighted-average number of common shares available to common shareholders. Diluted earnings per share is computed on the basis of the weighted-average number of common shares available to common shareholders, plus the effect of outstanding warrants, stock options and convertible notes using the treasury stock method.

In periods in which a net loss is incurred, no common stock equivalents are included since they are anti-dilutive. As such, all stock options and restricted stock outstanding are excluded from the computation of diluted net loss per shares in those periods. Options and restricted stock representing 1.4 million and 1.1 million for fiscal 2012 and 2010, respectively, have been excluded from diluted loss per share.

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been anti-dilutive, were 839 thousand for fiscal 2011.

The following table reflects the calculation of basic and diluted earnings per share:

(in thousands, except per share data)	2012	2011	2010
Net income (loss)	$(2,547)	$9,815	$(165,615)
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,569	22,465	22,333
Earnings (loss) per share—basic	$(0.11)	$0.44	$(7.42)
Earnings (loss) per share—diluted:
Weighted-average shares outstanding	22,569	22,465	22,333
Dilutive impact of options and convertible notes outstanding	-	64	-
Weighted-average shares and potential dilutive shares outstanding	22,569	22,529	22,333
Earnings (loss) per share—diluted	$(0.11)	$0.44	$(7.42)

Note 19 – Fair Value Measurements

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
develop its own assumptions.

Our assets and liabilities that are measured at fair value on a recurring basis are our derivative instruments that were terminated during the fourth quarter of fiscal 2012. We are exposed to various market risks, including changes in interest rates. We periodically enter into certain interest rate swap agreements to effectively convert floating rate debt to a fixed rate basis and to hedge anticipated future financings.

Through the date of settlements, the valuation of our financial instruments was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves.

As of September 27, 2012, we had no derivative financial instruments. As of September 29, 2011, quantitative disclosure of the fair value for each major category of assets and liabilities measured at fair value on a recurring basis is presented below:

		Fair Value Measurements at Reporting Date Using
		Quoted prices
		in active markets	Significant other	Significant
	September 29,	for identical assets	observable inputs	unobservable inputs
(in thousands)	2011	Level 1	Level 2	Level 3
Liabilities:
Derivative financial instruments	$(1,366)	$-	$(1,366)	$-

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the consolidated financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. We classify our debt fair value measurement as Level 2. The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 7,  Debt.

During the fiscal year ended September 27, 2012, significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition included long-lived tangible assets as described in Note 6,   Asset Impairments.

In determining the impairment of surplus properties and operating stores, we determined the fair values by estimating selling prices of the assets. We determine the estimated selling prices by reviewing the individual facts and circumstances of each asset and considering all relevant information, including actual signed contracts, bids, comparable sales of similar assets and assumptions about demand in the market for these assets. While some of these inputs are observable, significant judgment was required to select certain inputs from observed market data. We classify these measurements as Level 2.

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at September 27, 2012.

	Fair Value Measurements-Non-recurring Basis
(in thousands)	Surplus Properties	Operating Stores
Fair value measurement	$2,607	$8,946
Carrying amount	3,219	14,591
Realized Loss	$(612)	$(5,645)

Note 20 – Quarterly Results (Unaudited)

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2012 and 2011. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross margins during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters.

	Fiscal 2012
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenues
Merchandise revenue	$428,356	$434,902	$476,493	$469,537
Fuel revenue	1,534,620	1,627,260	1,660,632	1,621,443
Total revenue	$1,962,976	$2,062,162	$2,137,125	$2,090,980
Gross Profit
Merchandise gross profit (1)	$142,209	$145,391	$159,726	$162,509
Fuel gross profit (1) (2)	55,910	43,299	67,061	44,047
Total gross profit	$198,119	$188,690	$226,787	$206,556
Income from operations	$15,868	$7,196	$43,072	$18,061
Net income (loss)	$(2,929)	$(9,658)	$14,815	$(4,775)
Net income (loss) per share - basic	$(0.13)	$(0.43)	$0.66	$(0.21)
Net income (loss) per share - diluted	$(0.13)	$(0.43)	$0.65	$(0.21)

	Fiscal 2011
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Revenues
Merchandise revenue	$419,865	$422,494	$470,152	$466,308
Fuel revenue	1,383,941	1,473,216	1,789,617	1,712,907
Total revenue	$1,803,806	$1,895,710	$2,259,769	$2,179,215
Gross Profit
Merchandise gross profit (1)	$140,549	$144,963	$159,988	$157,689
Fuel gross profit (1) (2)	50,749	61,831	80,094	64,400
Total gross profit	$191,298	$206,794	$240,082	$222,089
Income from operations	$3,233	$20,394	$51,751	$26,770
Net income (loss)	$(12,197)	$(269)	$18,952	$3,329
Net income (loss) per share - basic	$(0.54)	$(0.01)	$0.84	$0.15
Net income (loss) per share - diluted	$(0.54)	$(0.01)	$0.84	$0.15

(1)  We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

(2)  We present fuel gross profit inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

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

As required by paragraph (b) of Rules 13a-15(f) and 15d-15(f) under the Exchange Act, our Chief Executive Officer and our Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Principal Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2012 based on the framework in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of our Board of Directors. Based on its assessment, management determined that, as of September 27, 2012, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, was engaged to audit the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Pantry, Inc.

Cary, North Carolina

We have audited the internal control over financial reporting of The Pantry, Inc. and subsidiaries (the "Company") as of September 27, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 27, 2012 of the Company and our report dated December 11, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

December 11, 2012

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is included in the section entitled “Executive Officers of the Registrant” in Part I of this report. Information concerning our directors and the filing of certain reports of beneficial ownership is incorporated by reference from the sections entitled “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2013.

All employees, officers and directors, including our Chief Executive Officer and Principal Financial Officer,  are required to abide by The Pantry, Inc. Code of Business Conduct and Ethics (the “Code”). The Code is designed to ensure that our business is conducted in a legal and ethical manner. A full text of the Code can be found at www.thepantry.com, under “Investors” and “Corporate Governance” captions. Information about our code of ethics is incorporated by reference from the section entitled “Information About Our Board of Directors—Code of Ethics” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2013.

Information concerning the Audit Committee of our Board of Directors is incorporated by reference from the section entitled “Information About Our Board of Directors—Board Committees—Audit Committee” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2013.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the date of our proxy statement for the Annual Meeting of Stockholders held March 14, 2012.

Item 11.    Executive Compensation.

This information is incorporated by reference from the sections entitled “Executive Compensation,” “Executive Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation—Compensation Committee Report” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the sections entitled “Principal Stockholders” and “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the sections entitled “Transactions with Affiliates” and "Information About Our Board of Directors—General" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2013.

Item 14.    Principal Accounting Fees and Services.

This information is incorporated by reference from the section entitled “Ratification of Appointment of Independent Public Accountants—Principal Accountant Fees and Services” in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 14, 2013.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)	1. Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements;

Consolidated Balance Sheets at September 27, 2012 and September 29, 2011;

Consolidated Statements of Operations for the fiscal years ended September 27, 2012, September 29, 2011 and September 30, 2010;

Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 27, 2012, September 29, 2011 and September 30, 2010;

Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2012, September 29, 2011 and September 30, 2010;

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

         II – Valuation and Qualifying Accounts for the years ended September 27, 2012, September 29, 2011 and September 30, 2010.

3.	Exhibits

Exhibit                                                    Exhibit Description

2.1            Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007).†

3.1            Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2            Amended and Restated by-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

4.1            Form of 3% Senior Subordinated Convertible Notes Due 2012 (included in Exhibit 4.1) (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

4.2            Indenture dated August 3, 2012 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.3            Form of 8.375 Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

4.4            Supplemental Indenture dated August 3, 2012 dated August 3, 2012 among The Pantry and U.S. Bank National Association, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.1          Fourth Amended and Restated Credit Agreement dated as of August 3, 2012 among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.2          Registration Rights Agreement dated August 3, 2012 among The Pantry and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.3            Fourth Amended and Restated Pledge Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.4          Fourth Amended and Restated Security Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.5          Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003).

10.6          Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.7          Independent Director Compensation Program, Fourth Amendment September 2009 (incorporated by reference to Exhibit 10.21 to The Pantry’s Annual Report on Form 10-K for the year ended September 24, 2009).*

10.8          Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009).*

10.9          The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007).*

10.10        Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004).*

10.11        The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007).*

10.12        The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan.*

10.13        Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007).*

10.14               Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007).*

10.15        Form of Award Agreement (Awarding Nonqualified Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007).*

10.16        Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007).*

10.17        Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.18        Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.19        Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.20        Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010).*

10.21        Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009).*

10.22        Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010).*

10.23        Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010).*

10.24        Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010).*

10.25        Form of Award Agreement (Awarding Performance-Based Restricted Stock to Paul Lemerise) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on December 23, 2010).*

10.26        Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan.*

10.27        Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period).*

10.28        Form of Award Agreement (Awarding Restricted Stock to Employee for Retention) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.29        Form of Award Agreement (Awarding Non-Qualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.30        Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.31        Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.32        Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell). (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.33        Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).*

10.34        Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2011).

10.35        Letter Agreement dated September 14, 2011 by and between Edwin J. Holman and The Pantry (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2011).

10.36        Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.37        Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.38        Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between John J. Fisher and the Company (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.39        Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.40        Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Paul M. Lemerise and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.41        Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.42        Employment Agreement effective as of September 20, 2012 by and between Patrick J. Venezia and the Company.*

10.43        Severance Agreement effective as of December 15, 2011 by and between Berry L. Epley and the Company.*

10.44        Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008).

10.45        Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010).

10.46        Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003).

10.47        Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004).

10.48        First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005).

10.49        Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005).

10.50        Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006).

10.51        Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006).

10.52        Fifth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated June 8, 2009 by and between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

10.53        Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003).

10.54        Second Amendment to the Branded Jobber Contract between The Pantry and BP® Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004).

10.55        Third Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.64 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006).

10.56        Fourth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 30, 2007 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007).

10.57        Fifth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated November 1, 2009 (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.58        Sixth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated March 1, 2010 (incorporated by reference to Exhibit 10.69 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.59        Seventh Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated June 1, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.60        Term Fuel Supply Agreement General Terms and Conditions by and between The Pantry and BP® Products North America Inc. dated June 1, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.61        Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.70 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.62        Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.63        First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.64        Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.65        Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.66        Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.67        First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.68        Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.69        Marketer Franchise Agreement between The Pantry and Citgo Petroleum Corporation dated September 1, 2010, including an Addendum to the Marketer Franchise Agreement, which amends and restates the Distributor Franchise Agreement between The Pantry and Citgo dated August 2000, as amended to date (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.73 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.70        First Amendment to Citgo Marketer Franchise Agreement by and between The Pantry and Citgo Petroleum Corporation dated April 6, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.71        Second Amendment to the Addendum to Citgo Marketer Franchise Agreement bay and between The Pantry and Citgo® Petroleum Corporation dated March 5, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2012).

10.72        Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.73        Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.74        Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1,  2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.75        Branded Jobber Contract Extension of Branded Jobber Contract and other related agreements ((collectively, “Franchise”) dated February 1, 2003) by and between The Pantry and BP® Products North America Inc. dated June 22, 2012. (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.76        Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated December 2, 2010 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.77        Third Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated August 11, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

12.1          Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1          Subsidiaries of The Pantry, Inc.

23.1          Consent of Deloitte & Touche LLP.

31.1          Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002          .

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

101.INS        XBRL Instance Document.

101.SCH      XBRL Taxonomy Extension Schema Document.

101.CAL      XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF      XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB      XBRL Taxonomy Extension Label Linkbase Document.

101.PRE      XBRL Taxonomy Extension Presentation Linkbase Document.

*    Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form

       10-K.

†    Pursuant to Regulation S-K, Item 601(b)(2), the exhibits and schedules have not been filed. The Pantry, Inc. agrees to furnish supplementally a copy of any omitted Exhibit or schedule to the Securities and Exchange Commission upon request, provided; however, the Pantry, Inc. may request confidential treatment of omitted items.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ Dennis G. Hatchell
Dennis G. Hatchell
President and Chief Executive Officer

Date:	December 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis G. Hatchell	President, Chief Executive Officer and Director	December 11, 2012
Dennis G. Hatchell	(Principal Executive Officer)

/s/ Edwin J. Holman	Chairman of the Board and Director	December 11, 2012
Edwin J. Holman

/s/ Berry L. Epley	Vice President, Assistant Corporate Secretary	December 11, 2012
Berry L. Epley	& Controller
(Principal Financial Officer)

/s/ Robert F. Bernstock	Director	December 11, 2012
Robert F. Bernstock

/s/ Paul L. Brunswick	Director	December 11, 2012
Paul L. Brunswick

/s/ Wilfred A. Finnegan	Director	December 11, 2012
Wilfred A. Finnegan

/s/ Terry L. McElroy	Director	December 11, 2012
Terry L. McElroy

/s/ Mark D. Miles	Director	December 11, 2012
Mark D. Miles

/s/ Bryan E. Monkhouse	Director	December 11, 2012
Bryan E. Monkhouse

/s/ Thomas M. Murnane	Director	December 11, 2012
Thomas M. Murnane

/s/ Maria Del Carmen Richter	Director	December 11, 2012
Maria Del Carmen Richter

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance	Additions	Amounts	Deductions
	at	Charged to	Charged to	for	Balance
	Beginning	Costs and	Other	Payments or	at End of
(in thousands)	of Period	Expenses	Accounts	Write-offs	Period
Year ended September 27, 2012
Allowance for doubtful accounts	$121	$17	$-	$-	$138
Reserve for closed stores	2,893	1,720	-	(2,251)	2,362
	$3,014	$1,737	$-	$(2,251)	$2,500

Year ended September 29, 2011
Allowance for doubtful accounts	$111	$38	$-	$(28)	$121
Reserve for closed stores	4,573	959	-	(2,639)	2,893
	$4,684	$997	$-	$(2,667)	$3,014
Year ended September 30, 2010
Allowance for doubtful accounts	$82	$274	$-	$(245)	$111
Reserve for closed stores	5,124	2,293	-	(2,844)	4,573
	$5,206	$2,567	$-	$(3,089)	$4,684

Exhibit Index

Exhibit                                                    Exhibit Description

2.1            Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007).†

3.1            Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2            Amended and Restated by-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

4.1            4.2            Form of 3% Senior Subordinated Convertible Notes Due 2012 (included in Exhibit 4.1) (incorporated by reference to Exhibit 10.8 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2005).

4.2            Indenture dated August 3, 2012 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.3            Form of 8.375 Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

4.4            Supplemental Indenture dated August 3, 2012 dated August 3, 2012 among The Pantry and U.S. Bank National Association, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.1          Fourth Amended and Restated Credit Agreement dated as of August 3, 2012 among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.2          Registration Rights Agreement dated August 3, 2012 among The Pantry and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.3            Fourth Amended and Restated Pledge Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.4          Fourth Amended and Restated Security Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

 10.5        Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003).

10.6          Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.7          Independent Director Compensation Program, Fourth Amendment September 2009 (incorporated by reference to Exhibit 10.21 to The Pantry’s Annual Report on Form 10-K for the year ended September 24, 2009).*

10.8          Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009).*

10.9          The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007).*

10.10        Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004).*

10.11        The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007).*

10.12        The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan.*

10.13        Form of Award Agreement (Awarding Incentive Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2007).*

10.14        Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007).*

10.15        Form of Award Agreement (Awarding Nonqualified Stock Option to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007).*

10.16        Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007).*

10.17        Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.18        Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.19        Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.20        Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010).*

10.21        Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009).*

10.22        Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010).*

10.23        Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010).*

10.24        Amended and Restated Form of Performance-Based Restricted Stock Award Agreement (Awarding Performance-Based Restricted Stock to New Employees Hired After Annual Grants) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2010).*

10.25        Form of Award Agreement (Awarding Performance-Based Restricted Stock to Paul Lemerise) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on December 23, 2010).*

10.26        Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan.*

10.27        Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period).*

10.28        Form of Award Agreement (Awarding Restricted Stock to Employee for Retention) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.29        Form of Award Agreement (Awarding Non-Qualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.30        Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.31        Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.32        Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell). (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.33        Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).*

10.34        Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2011).

10.35        Letter Agreement dated September 14, 2011 by and between Edwin J. Holman and The Pantry (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2011).

10.36        Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.37        Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.38        Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between John J. Fisher and the Company (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.39        Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.40        Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Paul M. Lemerise and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.41        Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.42        Employment Agreement effective as of September 20, 2012 by and between Patrick J. Venezia and the Company.*

10.43        Severance Agreement effective as of December 15, 2011 by and between Berry L. Epley and the Company.*

10.44        Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008).

10.45        Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010).

10.46        Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation dated August 2000, including Amended and Restated Addendum dated February 11, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003).

10.47        Letter Amendment to the Amended and Restated Addendum dated July 7, 2004 to the Distributor Franchise Agreement between The Pantry and CITGO Petroleum Corporation, dated August 2000, as amended by Amended and Restated Addendum to Distributor Franchise Agreement dated February 11, 2003 (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended June 24, 2004).

10.48        First Amendment to Amended and Restated Addendum to Distributor Franchise Agreement by and between CITGO Petroleum Corporation and The Pantry dated March 31, 2005 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 31, 2005).

10.49        Second Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated October 17, 2005 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2005).

10.50        Third Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated March 18, 2006 between CITGO Petroleum Corporation and The Pantry (incorporated by reference to Exhibit 10.7 to The Pantry’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended March 30, 2006).

10.51        Fourth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated December 18, 2006 between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006).

10.52        Fifth Amendment to Amended and Restated Addendum to Distributor Franchise Agreement dated June 8, 2009 by and between CITGO Petroleum Corporation and The Pantry (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

10.53        Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated February 1, 2003, as amended by the Amendment to the Branded Jobber Contract dated February 14, 2003 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2003).

10.54        Second Amendment to the Branded Jobber Contract between The Pantry and BP® Products North America Inc. dated June 11, 2004 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2004).

10.55        Third Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 18, 2006 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.64 to The Pantry’s Annual Report on Form 10-K for the year ended September 28, 2006).

10.56        Fourth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated July 30, 2007 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007).

10.57        Fifth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated November 1, 2009 (incorporated by reference to Exhibit 10.68 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.58        Sixth Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated March 1, 2010 (incorporated by reference to Exhibit 10.69 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.59        Seventh Amendment to the Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated June 1, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.60        Term Fuel Supply Agreement General Terms and Conditions by and between The Pantry and BP® Products North America Inc. dated June 1, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.61        Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.70 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.62        Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.63        First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.64        Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.65        Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.66        Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

 10.67      First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.68        Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.69        Marketer Franchise Agreement between The Pantry and Citgo Petroleum Corporation dated September 1, 2010, including an Addendum to the Marketer Franchise Agreement, which amends and restates the Distributor Franchise Agreement between The Pantry and Citgo dated August 2000, as amended to date (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.73 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.70        First Amendment to Citgo Marketer Franchise Agreement by and between The Pantry and Citgo Petroleum Corporation dated April 6, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.71        Second Amendment to the Addendum to Citgo Marketer Franchise Agreement bay and between The Pantry and Citgo® Petroleum Corporation dated March 5, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2012).

10.72        Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.73        Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.74        Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1,  2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.75        Branded Jobber Contract Extension of Branded Jobber Contract and other related agreements ((collectively, “Franchise”) dated February 1, 2003) by and between The Pantry and BP® Products North America Inc. dated June 22, 2012. (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.76        Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated December 2, 2010 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.77               Third Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated August 11, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

12.1          Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1          Subsidiaries of The Pantry, Inc.

23.1          Consent of Deloitte & Touche LLP.

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

101.INS        XBRL Instance Document.

101.SCH      XBRL Taxonomy Extension Schema Document.

101.CAL      XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF      XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB      XBRL Taxonomy Extension Label Linkbase Document.

101.PRE      XBRL Taxonomy Extension Presentation Linkbase Document.

*    Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form

       10-K.

†    Pursuant to Regulation S-K, Item 601(b)(2), the exhibits and schedules have not been filed. The Pantry, Inc. agrees to furnish supplementally a copy of any omitted Exhibit or schedule to the Securities and Exchange Commission upon request, provided; however, the Pantry, Inc. may request confidential treatment of omitted items.