Form 10-Q
period 2012-12-27
PANTRY INC
filed 2013-02-05
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	23,608,541 SHARES
(Class)	(Outstanding at February 1, 2013)

THE PANTRY, INC.

Part II - Other Information

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE PANTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 27,	September 27,
(in thousands, except par value and shares)	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$24,365	$89,175
Receivables, net	66,248	80,014
Inventories	131,548	137,376
Prepaid expenses and other current assets	22,684	21,734
Deferred income taxes	18,166	17,376
Total current assets	263,011	345,675
Property and equipment, net	921,296	935,841
Other assets:
Goodwill and other intangible assets	440,918	441,070
Other noncurrent assets	77,559	76,954
Total other assets	518,477	518,024
TOTAL ASSETS	$1,702,784	$1,799,540
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,585	$62,840
Current maturities of lease finance obligations	10,972	10,947
Accounts payable	137,828	155,008
Accrued compensation and related taxes	11,641	13,632
Other accrued taxes	18,215	28,552
Self-insurance reserves	34,736	33,457
Other accrued liabilities	44,851	46,119
Total current liabilities	260,828	350,555
Other liabilities:
Long-term debt	500,054	500,600
Lease finance obligations	440,180	443,020
Deferred income taxes	61,615	62,766
Deferred vendor rebates	11,125	11,886
Other noncurrent liabilities	106,835	106,162
Total other liabilities	1,119,809	1,124,434
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,668,923 and 23,260,468 issued and outstanding at December 27, 2012 and
September 27, 2012, respectively	236	233
Additional paid-in capital	217,699	217,147
Accumulated other comprehensive loss, net of deferred income taxes of $357
and $419 at December 27, 2012 and September 27, 2012, respectively	(561)	(659)
Retained earnings	104,773	107,830
Total shareholders’ equity	322,147	324,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,702,784	$1,799,540

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 27,	December 29,
(in thousands, except per share data)	2012	2011
Revenues:
Merchandise	$428,848	$428,356
Fuel	1,486,359	1,534,620
Total revenues	1,915,207	1,962,976
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	281,955	286,147
Fuel cost of goods sold (exclusive of items shown separately below)	1,437,191	1,478,710
Store operating	123,276	128,869
General and administrative	23,886	25,494
Impairment charges	2,299	522
Depreciation and amortization	28,586	27,366
Total costs and operating expenses	1,897,193	1,947,108
Income from operations	18,014	15,868
Other expenses:
Loss on extinguishment of debt	-	82
Interest expense, net	23,101	21,348
Total other expenses	23,101	21,430
Loss before income taxes	(5,087)	(5,562)
Income tax benefit	2,030	2,633
Net loss	$(3,057)	$(2,929)

Loss per share:
Basic	$(0.14)	$(0.13)
Diluted	$(0.14)	$(0.13)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	December 27,	December 29,
(in thousands)	2012	2011
Net loss	$(3,057)	$(2,929)
Other comprehensive income, net of tax
Net unrealized gains on qualifying cash flow hedges (net of deferred income taxes of $(62) and $(198), respectively)	98	312
Comprehensive loss	$(2,959)	$(2,617)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	December 27,	December 29,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,057)	$(2,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,586	27,366
Impairment charges	2,299	522
Amortization of debt discount	515	1,382
Benefit for deferred income taxes	(2,002)	(3,127)
Loss on extinguishment of debt	-	82
Stock-based compensation expense	852	918
Other	834	1,244
Changes in operating assets and liabilities:
Receivables, net	13,442	3,395
Inventories	5,828	(6,591)
Prepaid expenses and other current assets	(553)	1,373
Accounts payable	(17,180)	(4,199)
Other current liabilities	(11,452)	(10,959)
Other noncurrent assets and liabilities, net	(1,093)	(1,786)
Net cash provided by operating activities	17,019	6,691

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(20,549)	(27,182)
Proceeds from dispositions of property and equipment	2,038	3,645
Insurance recoveries	141	1,182
Net cash used in investing activities	(18,370)	(22,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(61,316)	(45,480)
Repayments of lease finance obligations	(2,100)	(1,937)
Other	(43)	(22)
Net cash used in financing activities	(63,459)	(47,439)
Net decrease in cash and cash equivalents	(64,810)	(63,103)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89,175	213,768
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,365	$150,665

Cash paid during the period:
Interest	$17,701	$16,779
Income taxes (received) paid	$(389)	$300

Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$420	$1,997
Accrued purchases of property and equipment	$12,490	$3,457

See Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The Pantry

As of December 27, 2012, we operated 1,572 convenience stores primarily in the southeastern United States. Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of December 27, 2012, we operated 217 quick service restaurants and 252 of our stores included car wash facilities. Self-service fuel is sold at 1,560 locations, of which 1,025 sell fuel under major oil company brand names including BP® Products North America, Inc. (“BP”), Chevron®, CITGO®, ConocoPhillips®, ExxonMobil®, Marathon® Petroleum Company, LLC (“Marathon”), Shell®,  Texaco® and Valero®.

The accompanying unaudited condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. References in this report to “the Company,” “Pantry,” “The Pantry,” “we,” “us” and “our” refer to The Pantry, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the condensed consolidated financial statements. During fiscal 2012, we merged our subsidiaries into The Pantry, Inc. and as such, we have one legal entity as of December 27, 2012 and September 27, 2012.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records and all amounts as of December 27, 2012 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2012.

Our results of operations for the three months ended December 27, 2012 and December 29, 2011 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher volumes during the summer months than during the winter months.

References in this report to “fiscal 2013” refer to our current fiscal year, which ends on September 26, 2013 and references to “fiscal 2012” refer to our fiscal year which ended September 27, 2012, both of which are 52 week years.

Excise and Other Taxes

We pay federal and state excise taxes on petroleum products. Fuel revenues and cost of goods sold included excise and other taxes of approximately $204.7 million and $215.5 million for the three months ended December 27, 2012 and December 29, 2011, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through fuel cost of goods sold during the year based on gallon volume, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of December 27, 2012 and December 29, 2011, we have increased inventory by capitalizing fuel expansion variances of approximately $3.1 million and $2.9 million, respectively. At the end of any fiscal year, the entire variance is absorbed into fuel cost of goods sold.

Income Taxes

The examination by the Internal Revenue Service for fiscal years 2007 through 2010 was completed in fiscal 2012 resulting in $12.8 million in federal tax refunds. Due to carry-back claims, the statute of limitation remains open for examination by federal taxing authorities for fiscal years 2008 and forward. State income tax returns for fiscal years 2006 through 2010 remain open for examination by certain state tax authorities. We believe our condensed consolidated financial statements include appropriate provisions for all outstanding issues in all jurisdictions and all open years.

Subsequent to the end of our first quarter, the 2012 Taxpayer Relief Act was signed into law on January 2, 2013. The provisions of this new law will extend accelerated bonus depreciation and reinstate the work opportunity tax credit (“WOTC”), both of which will have an impact in fiscal 2013. The bonus depreciation provision, which was set to expire on December 31, 2012, will allow us to accelerate depreciation for qualified capitalized expenditures through December 31, 2013. WOTC, which expired on December 31, 2011, will allow us to claim additional credits in future years for the hiring of qualified individuals through December 31, 2013. The impact of these provisions, on the condensed consolidated financial statements, will be considered in the second quarter of fiscal 2013.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. We adopted this ASU on September 28, 2012 and it did not have an impact on our annual goodwill testing.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted this ASU on September 28, 2012. As this ASU affects presentation and disclosure, it did not have an impact on our consolidated financial position, results of operations and cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This standard changes certain fair value measurement principles and enhances the disclosure requirements. We adopted this ASU on September 28, 2012 and it did not have an impact on our consolidated financial position, results of operations and cash flows.

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

In accordance with our policy, we are in the process of performing our annual goodwill impairment assessment as of January 24, 2013 and we will complete step one in the second quarter of fiscal 2013. If our book value exceeds our fair value we will proceed to step two of the goodwill impairment test to determine the amount of the impairment, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the annual testing date. If we are required to perform step two of the goodwill impairment test it may result in significant impairment of goodwill that could have a material impact on our consolidated financial statements.

Our market capitalization decreased during the first quarter of fiscal 2013 to points below our book value. However, at no point did our market capitalization decrease to a point significantly below our market capitalization at the fiscal 2012 annual testing date. We considered the facts and circumstances surrounding the decline in market capitalization and determined that there were no indicators of impairment subsequent to our fiscal 2012 annual testing date.

The following table reflects goodwill and other intangible asset balances as the periods presented:

(in thousands)	December 27, 2012				September 27, 2012
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Unamortized
Goodwill	N/A	$435,765	N/A	$435,765	N/A	$435,765	N/A	$435,765

Amortized
Trade names	2.0	$470	$(470)	$-	2.0	$470	$(411)	$59
Customer agreements	12.9	1,356	(859)	497	12.9	1,363	(842)	521
Non-compete agreements	32.8	7,974	(3,318)	4,656	32.7	7,995	(3,270)	4,725
		$9,800	$(4,647)	$5,153		$9,828	$(4,523)	$5,305
Total goodwill and other intangible assets		$445,565	$(4,647)	$440,918		$445,593	$(4,523)	$441,070

NOTE 3 – IMPAIRMENT CHARGES

During the first three months of fiscal 2013 and 2012, we recorded the following asset impairment charges:

Surplus Properties.  We test our surplus properties for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the three months ended December 27, 2012, management made a determination that certain surplus properties should be classified as held for sale because of a change in facts and circumstances, including increased marketing and bid activity. We estimated the fair value of these and other surplus properties, where events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. Based on these estimates, we determined that the carrying values of some of these surplus properties exceeded fair value. We recorded impairment charges related to surplus properties of $924 thousand during the three months ended December 27, 2012. No impairment charges were recorded in relation to surplus properties for the three months ended December 29, 2011. Surplus properties classified as held for sale and included in prepaid expenses and other current assets totaled $7.3 million and $7.0 million as of December 27, 2012 and September 27, 2012, respectively.

Operating Stores.    We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We compared the carrying amount to its estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. We also reviewed under-performing operating stores for impairment that we reclassified from property held for use to property held for sale because we plan to close or convert them to dealers or commission marketers. We recorded total impairment charges related to operating stores of $1.4 million and $522 thousand during the three months ended December 27, 2012 and December 29, 2011, respectively. Operating stores classified as held for sale were insignificant as of December 27, 2012 and September 27, 2012.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Refer to Note 9, Fair Value Measurements, for additional information regarding the accounting treatment for asset impairment, as well as how fair value is determined.

NOTE 4 - DEBT

Long-term debt consisted of the following:

	December 27,	September 27,
(in thousands)	2012	2012

Fourth amended and restated credit facility; interest payable monthly at LIBOR plus 4.5% with a LIBOR floor of 1.25%; principal due in quarterly installments through June 30, 2019	$255,000	$255,000
Senior unsecured notes due August 1, 2020; interest payable semi-annually at 8.375%	250,000	250,000

Senior subordinated convertible notes due November 15, 2012; interest payable semi- annually at 3.0%	-	61,301
Other notes payable; various interest rates and maturity dates	35	50
Total long-term debt	505,035	566,351
Less—current maturities	(2,585)	(62,840)
Less—unamortized debt discount	(2,396)	(2,911)
Long-term debt, net of current maturities and unamortized debt discount	$500,054	$500,600

We are party to the Fourth Amended and Restated Credit Agreement which provides for a $480.0 million senior secured credit facility (“credit facility”). Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255 million senior secured term loan which matures in 2019. In addition, the credit facility provides for the ability to incur additional term loans and increases in the secured revolving credit facility in an aggregate principal amount of up to $200 million provided certain conditions are satisfied. The interest rate on borrowings under the new revolving credit facility is dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 450 basis points. Based on our current leverage ratio, the interest rate is LIBOR plus 425 basis points with an unused commitment fee of 50 basis points. The interest rate on the new term loan at our current leverage ratio is LIBOR plus 450 basis points with a LIBOR floor of 125 basis points.

Our credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). Our credit facility contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio (as defined in our credit agreement). Additionally, our credit facility contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of December 27, 2012, we were in compliance with all covenants and restrictions.

As of December 27, 2012, we had approximately $95.1 million of standby letters of credit issued under the facility. The standby letters of credit primarily relate to several self-insurance programs, vendor contracts and regulatory requirements.

We have outstanding $250 million of 8.375% senior unsecured notes maturing in 2020. Interest on the notes is payable semi-annually in February and August of each year until maturity. The senior unsecured notes contain restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. As of December 27, 2012, we were in compliance with all covenants and restrictions.

On November 15, 2012, our convertible notes matured and we used available cash to repay the $61.3 million of outstanding notes. The note hedge and warrants associated with our convertible notes also expired on November 15, 2012.

The fair value of our indebtedness was approximately $520.1 million and $582.7 million as of December 27, 2012 and September 27, 2012, respectively. Refer to Note 9,  Fair Value Measurements, for additional information regarding the accounting treatment for debt, as well as how fair value is determined.

The remaining annual maturities of our long-term debt as of December 27, 2012 are as follows:

(in thousands)
Fiscal year
2013	$1,948
2014	2,550
2015	2,550
2016	2,550
2017	2,550
Later years	492,887
Total principal payments	$505,035

NOTE 5 – STOCK-BASED COMPENSATION

We account for stock-based compensation by estimating the fair value of stock options using the Black-Scholes option pricing model. Restricted stock awards are valued at the market price of a share of our common stock on the date of grant. We recognize this fair value as an expense in our consolidated Statements of Operations over the requisite service period using the straight-line method based on the probability of achieving performance metrics.

Stock-based compensation grants, for the periods presented are as follows:

	Three Months Ended
	December 27,	December 29,
(in thousands)	2012	2011
Shares granted
Stock options	153	144
Time-based restricted stock	197	289
Performance-based restricted stock	238	182
Total shares granted	588	615

Fair value of shares granted
Stock options	$517	$552
Time-based restricted stock	2,244	3,542
Performance-based restricted stock	2,719	2,028
Total fair value of shares granted	$5,480	$6,122

The components of stock-based compensation expense in general and administrative expenses for the periods presented are as follows:

	Three Months Ended
	December 27,	December 29,
(in thousands)	2012	2011
Stock options	$113	$91
Time-based restricted stock awards	692	760
Performance-based restricted stock awards	47	67
Total stock-based compensation expense	$852	$918

NOTE 6 - INTEREST EXPENSE, NET

The components of interest expense, net for the periods presented are as follows:

	Three Months Ended
	December 27,	December 29,
(in thousands)	2012	2011
Interest on long-term debt, including amortization of deferred financing costs	$11,058	$8,444
Interest on lease finance obligations	11,143	11,091
Amortization of terminated interest rate swaps	161	429
Amortization of debt discount	515	1,382
Miscellaneous	225	3
Interest expense	23,102	21,349
Interest income	(1)	(1)
Interest expense, net	$23,101	$21,348

NOTE 7 - EARNINGS PER SHARE

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

Stock options and restricted stock representing 1.8 million and 1.3 million shares for the three months ended December 27, 2012 and December 29, 2011, respectively, were anti-dilutive and were not included in the diluted earnings per share calculation. In periods in which a net loss is incurred, no common stock equivalents are included since they are anti-dilutive. As such, all stock options and restricted stock outstanding are excluded from the computation of diluted net loss per share in those periods.

The following table reflects the calculation of basic and diluted loss per share:

	Three Months Ended
	December 27,	December 29,
(in thousands, except per share data)	2012	2011
Net loss	$(3,057)	$(2,929)
Loss per share—basic:
Weighted-average shares outstanding	22,615	22,516
Loss per share—basic	$(0.14)	$(0.13)
Loss per share—diluted:
Weighted-average shares outstanding	22,615	22,516
Weighted-average potential dilutive shares outstanding	-	-
Weighted-average shares and potential dilutive shares outstanding	22,615	22,516
Loss per share—diluted	$(0.14)	$(0.13)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of December 27, 2012, we were contingently liable for outstanding letters of credit in the amount of approximately $95.1 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

In May 2010, in a lawsuit in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages. Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. On November 12, 2011, Defendants in the Kansas case filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision. On January 19, 2012, the Judge denied the Defendants’ motion to decertify and granted the Plaintiffs’ motion to certify a class as to liability and injunctive relief aspects of Plaintiffs’ claims. The court has continued to deny certification of a damages class. On September 24, 2012, the jury in the Kansas case returned a verdict in favor of defendants finding that defendants did not violate Kansas law by willfully failing to disclose temperature and its effect on the energy content of motor fuel. On October 3, 2012 the judge in the Kansas case also ruled that defendants’ practice of selling motor fuel without disclosing temperature or disclosing the effect of temperature was not unconscionable under Kansas law. We filed a motion on December 3, 2012 requesting that cases filed in Arkansas and Virginia, to neither of which we are party, be remanded for further adjudication and the remaining cases be stayed until these two cases are concluded. Plaintiffs requested that cases filed in California, in which we are not a party, be remanded for further adjudication and the remaining cases be stayed until the California cases are concluded. On January 23, 2013, the judge ordered that the three California cases will be remanded for trial in the summer of 2013. It appears that all remaining cases will be stayed while those cases are tried. We have opposed class certification and filed dispositive motions in each of the cases in which we have been sued. At this stage of proceedings, losses are reasonably possible, however, we cannot estimate our loss, range of loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under state law, to sell temperature adjusted gallons of motor fuel; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W). On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals. The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g). The amended complaint alleges that: (i) plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom the Company printed receipts containing the first four and last four digits of their credit and/or debit card numbers; and (ii) Plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom the Company printed receipts containing all digits of their credit and/or debit card numbers. The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice. On July 25, 2011, the court denied plaintiffs’ initial motion for class certification but granted the plaintiffs the right to file an amended motion. On October 3, 2011, Plaintiff filed an amended motion for class certification seeking to certify two classes. The first purported class, represented by Mr. Amason, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 4, 2009 through the date of the final judgment in the action; (B) where the transaction was in a Company store located in the State of Alabama; and (C) in connection with the transaction, a receipt was printed by Retalix software containing the first four and last four digits of the credit/debit card number on the receipt provided to the customer. The second purported class, represented by Ms. McConnell, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 1, 2009 through the date of the final judgment in the action; and (B) in connection with the transaction, a receipt was printed containing all of the digits of the credit/debit card numbers on the receipt provided to the customer. The Company is opposing the motion for class certification, and also has made a motion to dismiss the plaintiffs’ claims on the basis that the plaintiffs lack standing or alternatively to stay the case until the Supreme Court of the United States rules in First American Financial Corp. v. Edwards, another case involving a standing issue. On January 19, 2012, the Court issued an order staying the case until a decision is issued in the Edwards case, and subsequently administratively terminated plaintiffs’ motion for class certification, subject to plaintiffs’ right to refile the motion after the stay is removed. On June 28, 2012, the Supreme Court of the United States dismissed the writ of certiorari in the Edwards case as having been improvidently granted, an action that has no precedential effect on our case.

The parties filed a Joint Report to the Court on July 10, 2012 requesting that plaintiffs’ Renewed Motion for Class Certification and our Motion to Dismiss for Lack of Standing be deemed refiled. A hearing on our Motion to Dismiss has been scheduled for February 19, 2013. At this stage of the proceedings, losses are reasonably possible, however; we cannot reasonably estimate our loss, range of loss or liability, if any, related to this lawsuit because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 27, 2012, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky, Kansas and Louisiana.

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

As of December 27, 2012, environmental reserves of approximately $5.7 million and $63.9 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 27, 2012, environmental reserves of approximately $5.7 million and $62.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 602 and 599 known contaminated sites as of December 27, 2012 and September 27, 2012, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. As of December 27, 2012, we estimate that approximately $60.6 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $9.0 million for remediation and related litigation. As of December 27, 2012, anticipated reimbursements of $2.9 million are recorded as current receivables and $62.0 million are recorded as other noncurrent assets related to all sites. As of September 27, 2012, anticipated reimbursements of $2.9 million are recorded as current receivables and $61.0 million are recorded as other noncurrent assets. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 7.75% to determine the reserve.

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

As of December 27, 2012 and September 27, 2012, there are 160 and 170 sites, respectively, identified as contaminated that are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. These sites are not included in our environmental reserves. Additionally, we are awaiting closure notices on several other locations that will release us from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of December 27, 2012, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $478 thousand and $11.1 million, respectively.

We purchase over 50% of our general merchandise from a single wholesaler, McLane Company, Inc. (“McLane”). Our arrangement with McLane is governed by a distribution service agreement which expires in December 2014. We receive annual service allowances based on the number of stores operating on each contract anniversary date. The distribution service agreement requires us to reimburse McLane the unearned, unamortized portion, if any, of all service allowance payments received to date if the agreement is terminated under certain conditions. We amortize service allowances received as a reduction to merchandise cost of goods sold using the straight-line method over the life of the agreement.

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2012 to 2017 as of December 27, 2012. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased. Therefore, the contractual obligation amount that we must reimburse the respective oil company if we default may be different than the unamortized balance recorded as deferred vendor rebates.

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

Subsequent to the end of our first quarter, we entered into the Branded Jobber Contract (the “Agreement”) with BP. Our obligation to purchase a minimum volume of BP branded fuel is measured each year over a one-year period during the remaining term of the agreement. Subject to certain adjustments, in any year in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP two cents per gallon times the difference between the actual volume of BP  branded product purchased and the minimum volume requirement. Based on current forecasts, we anticipate attaining the minimum volume requirements for the one-year period ended December 31, 2013. The Agreement expires on December 31, 2019.

NOTE 9 - FAIR VALUE MEASUREMENTS

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
develop its own assumptions.

Our only financial instruments not measured at fair value on a recurring basis includes cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the condensed consolidated financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. We classify debt as Level 2. See Note 4,  Debt, for more information about the fair value of our debt.

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

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for operating stores and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values as of December 27, 2012 and December 29, 2011.

	Three Months Ended
(in thousands)	December 27, 2012		December 29, 2011
	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores
Non-recurring basis
Fair value measurement	$3,119	$2,524	$-	$425
Carrying amount	4,043	3,899	-	947
Realized loss	$(924)	$(1,375)	$-	$(522)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2012. References in this report to “the Company,” “Pantry,” “The Pantry,” “we,” “us” and “our” refer to The Pantry, Inc. and its subsidiaries.

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

For a discussion of these and other risks and uncertainties, please refer to the Risk Factors and Critical Accounting Policies and Estimates included in our Annual Report on Form 10-K and the description of material changes therein, if any, included in our Quarterly Reports on Form 10-Q. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of February 5, 2013. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are the leading independently operated convenience store chain in the southeastern United States.  As of December 27, 2012, we operated 1,572 stores in 13 states primarily under the Kangaroo Express®  operating banner. All but our very smallest stores offer a wide selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

Business Strategy

Although we have historically grown largely through acquisitions, our current focus is on generating profitable growth by remodeling and right-sizing our existing store base, enhancing our merchandising product mix to expand margins, utilizing technology to optimize fuel pricing and optimizing our cost structure by leveraging our economies of scale in order to generate consistent cash flows, which allows us to reinvest in our business and reduce debt.

Executive Overview

Our net loss for the first quarter of fiscal 2013 was $3.1 million, or $0.14 per share, compared to $2.9 million, or $0.13 per share, in the first quarter of fiscal 2012. Adjusted EBITDA for the first quarter of fiscal 2012 was $48.9 million, an increase of $5.1 million, or 11.8% from the first quarter of fiscal 2012. For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended December 27, 2012 Compared to the Three Months Ended December 29, 2011.  Our total revenue for the first quarter of fiscal 2013 declined 2.4% or $47.8 million from the first quarter of fiscal 2012 primarily due to a decline in comparable fuel gallons sold of 4.8% which was partially offset by an increase in our comparable merchandise sales of 2.2%.

During the first quarter of fiscal 2013, we continued our initiative to reduce store operating expenses and general and administrative expenses. Store operating expenses decreased $5.6 million or 4.3% and general and administrative expenses decreased $1.6 million or 6.3% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, respectively, as a result of our expense control initiatives and the impact of sold, closed and converted stores.

During the first quarter of fiscal 2013, our senior subordinated convertible notes (“convertible notes”) matured and we used available cash to repay the $61.3 million of outstanding convertible notes.

Subsequent to the end of our first quarter, we entered into the Branded Jobber Contract (the “Agreement”) with BP® Products North America Inc. (“BP”). The Agreement provides for BP to supply, and the Company to purchase, certain minimum amounts of motor fuel for our specified convenience store locations. The Agreement expires on December 31, 2019. Refer to the Contractual Obligations table below and Note 8, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report of Form 10-Q.

Market and Industry Trends

During the first quarter of fiscal 2013, we experienced significant volatility in wholesale gasoline costs. From the beginning of the first quarter of fiscal 2013 through the end of October, we benefited from a decline of approximately 60.0 cents in wholesale gasoline costs as measured by the Gulf Spot price; however, wholesale costs increased approximately 30.0 cents in the last two weeks of the quarter which negatively impacted our margin per gallon. This volatility, in conjunction with our efforts to remain competitively priced, resulted in a retail margin per gallon of 11.4 cents in the first quarter of fiscal 2013 compared to 12.2 cents in the same period of fiscal 2012. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time.

Results of Operations

The table below provides a summary of our selected financial data for the three months ended December 27, 2012 and December 29, 2011:

	Three Months Ended
	December 27,	December 29,
(in thousands, except per gallon and store count data)	2012	2011	Change
Merchandise data:
Merchandise revenue	$428,848	$428,356	$492	0.1%
Merchandise gross profit(1)	$146,893	$142,209	$4,684	3.3%
Merchandise margin	34.3%	33.2%	N/A	N/A

Fuel data:
Financial data:
Fuel revenue	$1,486,359	$1,534,620	$(48,261)	(3.1%)
Fuel gross profit(1)(2)	$49,168	$55,910	$(6,742)	(12.1%)

Retail fuel data:
Gallons (in millions)	427.0	455.2	(28.2)	(6.2%)
Margin per gallon(2)	$0.114	$0.122	$(0.008)	(6.6%)
Retail price per gallon	$3.42	$3.32	$0.10	3.0%

Financial data:
Store operating expenses	$123,276	$128,869	$(5,593)	(4.3%)
General and administrative expenses	$23,886	$25,494	$(1,608)	(6.3%)
Impairment charges	$2,299	$522	$1,777	340.4%
Depreciation and amortization	$28,586	$27,366	$1,220	4.5%
Interest expense, net	$23,101	$21,348	$1,753	8.2%
Income tax expense	$2,030	$2,633	$(603)	(22.9%)
Adjusted EBITDA(3)	$48,899	$43,756	$5,143	11.8%

Comparable store data(4):
Merchandise sales increase (%)	2.2%	2.0%	N/A	N/A
Merchandise sales increase	$9,240	$8,004	$1,236	15.4%
Fuel gallons decrease (%)	(4.8%)	(7.4%)	N/A	N/A
Fuel gallons increase (decrease )	(21,361)	(34,997)	13,636	39.0%

Number of stores:
End of period	1,572	1,624	(52)	(3.2%)
Weighted-average store count	1,574	1,635	(61)	(3.7%)

(1) We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

(2)  Fuel margin per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees and repairs and maintenance on fuel equipment. Fuel margin per gallon as presented may not be comparable to similarly titled measures reported by other companies.

(3)   For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended December 27, 2012 Compared to the Three Months Ended December 29, 2011.

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

Three Months Ended December 27, 2012 Compared to the Three Months Ended December 29, 2011

Merchandise Revenue and Gross Profit. The increase in merchandise revenue of $492 thousand is primarily attributable to an increase in comparable store merchandise revenue of 2.2%, or $9.2 million. The increase in comparable store merchandise revenue was driven by gains in services and proprietary food service, which was partially offset by declining volume in the cigarette category. Our comparable store merchandise revenue increased 4.6% excluding the impact of cigarettes. This same store sales growth was partially offset by lost merchandise revenue from stores closed or converted to dealer operations since the beginning of the first quarter of fiscal 2012 of $7.7 million.

Our merchandise gross profit increased $4.7 million or 3.3% from the first quarter of fiscal 2012 primarily due to margin improvement in services and proprietary food service, which was partially offset by margin pressure in the cigarette category as a result of competitive pricing. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons and Gross Profit. The decrease in fuel revenue of $48.3 million is attributable to the decrease in retail fuel gallons sold for the first quarter of fiscal 2013 of 6.2% or 28.2 million gallons compared to the first quarter of fiscal 2012. The gallon decrease is partially offset by an increase in our average retail fuel prices of 3.0% to $3.42 in the first quarter of fiscal 2013 from $3.32 in the first quarter of fiscal 2012. The gallon decline is primarily attributable to a 4.8% or 21.4 million gallon decline in comparable store retail fuel gallons sold along with 5.5 million gallons lost from stores closed or converted to dealer operations since the beginning of the first quarter of fiscal 2012. We believe several factors, including lower consumer retail fuel demand and the increase in average retail fuel price per gallon contributed to our decline in comparable fuel gallons sold during the first quarter of fiscal 2013.

The decrease in fuel gross profit of $6.7 million or 12.1% is primarily attributable to the decline in retail fuel gallons sold and the decline in our margin per gallon to 11.4 cents in the first quarter of fiscal 2013 from 12.2 cents in the first quarter of fiscal 2012. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled $.068 and $.064 per retail gallon for the three months ended December 27, 2012 and December 29, 2011, respectively.

Store Operating. Store operating expenses for the first quarter of fiscal 2013 decreased  $5.6 million, or 4.3%, from the first quarter of fiscal 2012. The decline is primarily due to lower store personnel and facilities costs as a result of the impact of closed or converted stores and our continued effort to reduce controllable expenses.

General and Administrative.  General and administrative expenses for the first quarter of fiscal 2013 decreased $1.6 million or 6.3% from the first quarter of fiscal 2012 primarily due to gains realized from store sales and store condemnations and lower personnel costs.

Impairment Charges. We recorded impairment charges related to operating stores and surplus properties of $2.3 million and $522 thousand for the three months ended December 27, 2012 and December 29, 2011, respectively,  as a result of changes in expected cash flows at certain operating stores and management determining that certain other operating stores and surplus properties should be classified as held for sale. See Note 3, Asset Impairments and Note 9, Fair Value Measurements in Part I,  Item 1, Financial Statements,  Notes to Condensed Consolidated Financial Statements.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of an insignificant amount of interest income. Interest expense, net for the first quarter of fiscal 2013 was $23.1 million compared to $21.3 million for the first quarter of fiscal 2012.  The increase is primarily due to higher interest rates on our new credit facility and senior unsecured notes due in 2020 as well as higher credit facility fees for letters of credit and unused commitments. These increases were partially offset by lower debt on our former credit facility, lower interest expense on our convertibles notes due to purchasing $48.5 million in principal during the second quarter of fiscal 2012 and repaying $61.3 million of outstanding convertible notes upon maturity in November 2012.

Income Tax Benefit. Our effective tax rate for the first quarter of fiscal 2013 was 39.9% compared to 47.3% in the first quarter of fiscal 2012. The decrease in our effective tax rate is primarily the effect of the expiration of work opportunity tax credits (“WOTC”). We anticipate our effective tax rate will be approximately 30.0% in fiscal 2013 compared to 54.1% in fiscal 2012.  This decrease in our effective tax rate is primarily due to the expiration of WOTC as well as a loss before taxes in fiscal 2012 compared to the expected profit before taxes for fiscal 2013. WOTC were reinstated as part of the 2012 Taxpayer Relief Act which was signed into law on January 2, 2013. The changes will be reflected in our estimates in the second quarter of fiscal 2013 under applicable aurthoritative guidance.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, net, gain  (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the first quarter of fiscal 2013 increased $5.1 million, or 11.8%, from the first quarter of fiscal 2012. This increase is primarily attributable to the increase in merchandise gross profit as well as lower store and general and administrative expenses, which is partially offset by lower fuel gross profit.

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

The following table contains a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended
	December 27,	December 29,
(in thousands)	2012	2011
Adjusted EBITDA	$48,899	$43,756
Impairment charges	(2,299)	(522)
Loss on extinguishment of debt	-	(82)
Interest expense, net	(23,101)	(21,348)
Depreciation and amortization	(28,586)	(27,366)
Income tax benefit	2,030	2,633
Net loss	$(3,057)	$(2,929)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

	Three Months Ended
	December 27,	December 29,
(in thousands)	2012	2011
Adjusted EBITDA	$48,899	$43,756
Loss on extinguishment of debt	-	(82)
Interest expense, net	(23,101)	(21,348)
Income tax expense	2,030	2,633
Stock-based compensation expense	852	918
Changes in operating assets and liabilities	(11,008)	(18,767)
Benefit for deferred income taxes	(2,002)	(3,127)
Other	1,349	2,708
Net cash provided by operating activities	$17,019	$6,691
Net cash used in investing activities	$(18,370)	$(22,355)
Net cash used in financing activities	$(63,459)	$(47,439)

Liquidity and Capital Resources

	December 27,	December 29,
(in thousands)	2012	2011
Cash and cash equivalents at beginning of year	$89,175	$213,768
Cash flows provided by operating activities	17,019	6,691
Cash flows used in investing activities	(18,370)	(22,355)
Cash flows used in financing activities	(63,459)	(47,439)
Cash and cash equivalents at end of year	$24,365	$150,665

Consolidated total adjusted leverage ratio (1)	5.28	5.12

(1)	As defined by the senior credit facility agreement.

Cash Flows provided by Operations. Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility to finance our operations, pay principal and interest on our debt and fund capital expenditures. We had no borrowings under our revolving credit facility during the first three months of fiscal 2013 and we had approximately $95.1 million of standby letters of credit issued under the facility as of December 27, 2012. Cash provided by operating activities increased to $17.0 million for the first three months of fiscal 2013 compared to $6.7 million for the first three months of fiscal 2012. The increase in cash flow from operations is primarily due to changes in working capital. Changes in working capital used cash of approximately $9.9 million in the first three months of fiscal 2013 compared to $17.0 million in the first three months of fiscal 2012. The change in working capital during the current year resulted from decreases in receivables due to lower days outstanding and receipt of a federal tax refund,  decreases in accounts payable due to lower fuel cost and better management of vendor terms and a decrease in other current liabilities and accrued expenses due to timing of property tax payments.  Changes in working capital in the prior year resulted from higher fuel inventory levels and a decrease in other current liabilities and accrued expenses due to timing of property tax payments.

Cash Flows used in Investing Activities. Cash used in investing activities decreased to $18.4 million for the first three months of fiscal 2013 compared to $22.4 million for the first three months of fiscal 2012. Capital expenditures for the first three months of fiscal 2013 were $20.5 million which was partially offset by proceeds from the sale of property and equipment of $2.0 million. Capital expenditures for the first three months of fiscal 2012 were $27.2 million which was partially offset by proceeds from the sale of property and equipment of $3.6 million. Capital expenditures declined slightly from the prior year due to assessing our “Fresh” initiative which began in fiscal 2010 and implementing a remodel program which incorporates foodservice initiatives as well as other internal and external store features. Our capital expenditures are primarily expenditures relating to store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, asset dispositions and vendor reimbursements. We anticipate that capital expenditures for fiscal 2013 will be approximately $80.0 to $95.0 million assuming no material cost for fuel rebranding. The proceeds from the sale of property and equipment relate to our ongoing initiative to divest our under-performing store assets and non-productive surplus properties.

Cash Flows used in Financing Activities. For the first three months of fiscal 2013, net cash used in financing activities was $63.5 million compared to $47.4 million for the first three months of fiscal 2012. During the first three months of fiscal 2013,  our convertible notes matured and we used available cash to repay the $61.3 million of outstanding convertible notes. During the first quarter of fiscal 2012, we made principal payments under our former senior credit facility totaling $30.0 million and purchased $15.4 million in principal of our senior subordinated notes in open market transactions.

Sources of Liquidity

As of December 27, 2012, we had approximately $24.4 million in cash and cash equivalents and approximately $129.9 million in available borrowing capacity under our revolving credit facility, approximately $64.9 million of which was available for the issuances of letters of credit.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Funds generated by operating activities, available cash and cash equivalents, our credit facility, lease finance transactions and asset dispositions continue to be our most significant sources of liquidity. We had no borrowings under our revolving credit facility during the first quarter of fiscal 2013. However, subsequent to the end of our first quarter, we began borrowing under our revolving credit facility for short term working capital requirements. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated strategic initiatives for the next twelve months. However, in the event our liquidity is insufficient, we may be required to limit our spending on future initiatives or other business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

Our financing strategy is to maintain liquidity and access to capital markets while reducing our debt levels. We expect to continue to have access to capital markets on both short and long-term bases when needed for liquidity purposes. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining our credit ratings. Our credit ratings and outlooks issued by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") as of December 27, 2012, are summarized below:

	Senior	Senior
	Secured	Unsecured
	Credit	Notes due	Corporate
Rating Agency	Facility	2020	Rating	Outlook
Moody's	B1	Caa	B2	Stable
Standard & Poor's	BB	B+	B+	Stable

Credit rating agencies review their ratings periodically and therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the convenience store industry, our financial position and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, our future borrowing costs, access to capital markets and vendor financing terms.

Capital Resources

Capital Expenditures

We anticipate spending between $80.0 million to $95.0 million in capital expenditures during fiscal 2013. Our capital expenditures typically include store remodeling, fuel imaging, store equipment, merchandising projects and information technology enhancements. Refer to Note 8, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information regarding our significant commitments for capital expenditures.

Debt

Our credit facility consists of a revolving credit facility of $225 million which expires in 2017 and $255 million of term loans which mature in 2019. Our ability to access our credit facility is subject to our compliance with the terms and conditions of our facilities, including financial and restrictive covenants. As of December 27, 2012, we were in compliance with our revolving credit facility covenants and restrictions.

We have outstanding $250 million of 8.375% senior unsecured notes maturing in 2020. Interest on the notes is payable semi-annually in February and August of each year until maturity. As of December 27, 2012, we were in compliance with our senior unsecured notes covenants and restrictions.

During the first quarter of fiscal 2013, our convertible notes matured and we used available cash to repay the $61.3 million of outstanding notes.

We use capital leases and sale leaseback transactions to finance a portion of our stores. The net present value of our capital lease obligations and sale leaseback transactions are reflected in our Condensed Consolidated Balance Sheets in lease finance obligations and current maturities of lease finance obligations.

Refer to Note 4, Debt, of the Notes to Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information on our debt obligations.

Contractual Obligations and Commitments

The following table summarizes by fiscal year our expected purchase obligations which have changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2012. Subsequent to the end of our first quarter, we entered into a fuel supply agreement with BP. Refer to Note 8, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report of Form 10-Q.

		Less Than 1			More than
(in thousands)	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
Purchase Obligations (1)	$219,376	$164,614	$32,762	$11,000	$11,000

(1)

Purchase obligations include all legally binding contracts to purchase goods and services related to inventory purchases, annual minimum fuel gallon volume requirements, equipment purchases, capital expenditures, software acquisitions and license commitments, marketing-related contracts and service contracts.

There were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of fiscal 2012. Refer to our Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The fair value calculation for goodwill will not be required unless we conclude, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. We adopted this ASU on September 28, 2012 and it did not have an impact on our annual goodwill testing.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. We adopted this ASU on September 28, 2012. As this ASU affects presentation and disclosure, it did not have an impact on our consolidated financial position, results of operations and cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. This standard changes certain fair value measurement principles and enhances the disclosure requirements. We adopted this ASU on September 28, 2012 and it did not have an impact on our consolidated financial position, results of operations and cash flows.

Critical Accounting Policies

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 27, 2012, we consider our policies on long-lived assets - operating stores, goodwill, asset retirement obligations, self-insurance liabilities and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no changes in our critical accounting policies during the three months ended December 27, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures.  We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior notes due in 2020 and our variable rate debt related to borrowings under our senior credit facility. We are exposed to market risks inherent in our consolidated financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. Our outstanding debt as of December 27, 2012, including applicable interest rates, are discussed in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

The following table presents the future principal cash flows by fiscal year and weighted-average interest rates on our existing long-term debt instruments based on rates in effect as of December 27, 2012. Fair values have been determined based on quoted market prices as of December 27, 2012.

	Expected Maturity Date
(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$-	$-	$-	$-	$-	$250,000	$250,000	$261,285
Weighted-average interest rate	8.38%	8.38%	8.38%	8.38%	8.38%	8.38%

Long-term debt (variable rate)	$1,913	$2,550	$2,550	$2,550	$2,550	$242,887	$255,000	$258,825
Weighted-average interest rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%

Qualitative Disclosures. Our primary exposure relates to:

•	Interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	Our ability to pay or refinance long-term borrowings at maturity at market rates;
•	The impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	The impact of interest rate movements on our ability to obtain adequate financing to fund future strategic business initiatives.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

For a description of legal proceedings, see Note 8, Commitments and Contingencies - Legal and Regulatory Matters of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 27, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the first quarter of fiscal 2013.

The following table lists all repurchases during the first quarter of fiscal 2013 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2012 - October 25, 2012	-	$-	-	$-
October 26, 2012 - November 29, 2012	-	-	-	-
November 30, 2012 - December 27, 2012	23,251	11.88	-	-
Total	23,251	$11.88	-	$-

(1)  Represents shares repurchased in connection with tax withholding obligations under The Pantry, Inc. 2007 Omnibus Plan.

(2)  Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 5.  Other Information.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income in financial statements. We are required to report components of comprehensive income either as part of a single continuous statement of comprehensive income or in a separate, but consecutive, statement following the Statement of Operations. We adopted this standard on September 28, 2012 and will present net income (loss) and other comprehensive income (loss) in two separate statements in our annual financial statements. The retrospective application did not have a material impact on our financial position, results of operations or cash flows. The table below reflects the retrospective application for the fiscal years ended September 27, 2012, September 29, 2011 and September 30, 2010:

(in thousands)	2012	2011	2010
Net income (loss)	$(2,547)	$9,815	$(165,615)
Other comprehensive income, net of tax:
Net unrealized gains on qualifying cash flow hedges, net of deferred income taxes of $(110), $(796) and $(1,230), respectively	178	1,253	1,935
Comprehensive income (loss)	$(2,369)	$11,068	$(163,680)

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

4.1

Indenture dated August 3, 2012 by The Pantry and U.S. National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.1

Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated December 31, 2012, as amended by the Rider to the Branded Jobber Contract dated January 7, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2

Employment Agreement effective as of February 7, 2013 by and between B. Clyde Preslar and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2013).

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.
By: /s/ Berry L. Epley
Berry L. Epley

Vice President, Assistant Corporate
Secretary & Controller

(Authorized Officer and Principal
Financial Officer)

Date: February 5, 2013

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

4.1

Indenture dated August 3, 2012 by The Pantry and U.S. National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.1

Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated December 31, 2012, as amended by the Rider to the Branded Jobber Contract dated January 7, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2

Employment Agreement effective as of February 7, 2013 by and between B. Clyde Preslar and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2013).

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document