Form 10-Q
period 2013-03-28
PANTRY INC
filed 2013-05-07
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  28, 2013

Commission file number: 000-25813

THE PANTRY, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1574463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	23,546,807 SHARES
(Class)	(Outstanding at May 2, 2013)

THE PANTRY, INC.

Part II - Other Information

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE PANTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 28,	September 27,
(in thousands, except par value and shares)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,991	$89,175
Receivables, net	72,826	80,014
Inventories	154,292	137,376
Prepaid expenses and other current assets	24,366	21,734
Deferred income taxes	16,984	17,376
Total current assets	277,459	345,675
Property and equipment, net	906,947	935,841
Other assets:
Goodwill and other intangible assets	441,154	441,070
Other noncurrent assets	78,313	76,954
Total other assets	519,467	518,024
TOTAL ASSETS	$1,703,873	$1,799,540
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,570	$62,840
Current maturities of lease finance obligations	11,080	10,947
Accounts payable	155,007	155,008
Accrued compensation and related taxes	11,283	13,632
Other accrued taxes	17,095	28,552
Self-insurance reserves	36,857	33,457
Other accrued liabilities	37,704	46,119
Total current liabilities	271,596	350,555
Other liabilities:
Long-term debt	505,877	500,600
Lease finance obligations	438,456	443,020
Deferred income taxes	54,021	62,766
Deferred vendor rebates	10,315	11,886
Other noncurrent liabilities	107,545	106,162
Total other liabilities	1,116,214	1,124,434
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,621,827 and 23,260,468 issued and outstanding at March 28, 2013 and
September 27, 2012, respectively	236	233
Additional paid-in capital	218,382	217,147
Accumulated other comprehensive loss, net of deferred income taxes of $294
and $419 at March 28, 2013 and September 27, 2012, respectively	(463)	(659)
Retained earnings	97,908	107,830
Total shareholders’ equity	316,063	324,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,703,873	$1,799,540

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands, except per share data)	2013	2012	2013	2012
Revenues:
Merchandise	$418,949	$434,902	$847,797	$863,258
Fuel	1,473,268	1,627,260	2,959,627	3,161,880
Total revenues	1,892,217	2,062,162	3,807,424	4,025,138
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	277,803	289,511	559,758	575,658
Fuel cost of goods sold (exclusive of items shown separately below)	1,424,829	1,583,961	2,862,020	3,062,671
Store operating	125,257	127,301	248,533	256,170
General and administrative	25,215	22,530	49,101	48,024
Impairment charges	880	2,388	3,179	2,910
Depreciation and amortization	29,538	29,275	58,124	56,641
Total costs and operating expenses	1,883,522	2,054,966	3,780,715	4,002,074
Income from operations	8,695	7,196	26,709	23,064
Other expenses:
Loss on extinguishment of debt	-	2,457	-	2,539
Interest expense, net	22,158	20,202	45,259	41,550
Total other expenses	22,158	22,659	45,259	44,089
Loss before income taxes	(13,463)	(15,463)	(18,550)	(21,025)
Income tax benefit	6,598	5,805	8,628	8,438
Net loss	$(6,865)	$(9,658)	$(9,922)	$(12,587)

Loss per share:
Basic	$(0.30)	$(0.43)	$(0.44)	$(0.56)
Diluted	$(0.30)	$(0.43)	$(0.44)	$(0.56)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2013	2012	2013	2012
Net loss	$(6,865)	$(9,658)	$(9,922)	$(12,587)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on interest rate swap agreements, net of deferred income taxes of $0, $95, $0 and $(102), respectively	-	(151)	-	161
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreements, net of deferred income taxes of $62 $0, $125, $0, respectively	99	-	197	-
Comprehensive loss	$(6,766)	$(9,809)	$(9,725)	$(12,426)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 28,	March 29,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,922)	$(12,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,124	56,641
Impairment charges	3,179	2,910
Amortization of debt discount	613	2,220
Benefit for deferred income taxes	(8,477)	(9,395)
Loss on extinguishment of debt	-	2,539
Stock-based compensation expense	1,725	1,624
Other	2,160	1,797
Changes in operating assets and liabilities:
Receivables, net	6,733	1,600
Inventories	(16,864)	(22,797)
Prepaid expenses and other current assets	(2,702)	837
Accounts payable	(1)	19,010
Other current liabilities	(16,301)	(3,953)
Other noncurrent assets and liabilities, net	(2,072)	(5,132)
Net cash provided by operating activities	16,195	35,314

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(37,618)	(44,152)
Proceeds from dispositions of property and equipment	2,119	6,211
Insurance recoveries	141	1,746
Acquisition of business, net of cash acquired	(502)	-
Net cash used in investing activities	(35,860)	(36,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of lease finance obligations	(4,653)	(5,265)
Principal payments of long-term debt	(62,606)	(94,368)
Borrowings under revolving credit facility	146,000	-
Repayments of revolving credit facility	(139,000)	-
Other	(260)	(38)
Net cash used in financing activities	(60,519)	(99,671)
Net decrease in cash and cash equivalents	(80,184)	(100,552)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89,175	213,768
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,991	$113,216

Cash paid during the period:
Interest	$45,477	$39,194
Income taxes (received) paid	$(391)	$419

Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$1,312	$4,016
Accrued purchases of property and equipment	$10,649	$3,413

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The Pantry

As of March 28, 2013, we operated 1,568 convenience stores primarily in the southeastern United States. Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of March 28, 2013, we operated 219 quick service restaurants and 255 of our stores included car wash facilities. Self-service fuel is sold at 1,555 locations, of which 1,022 sell fuel under major oil company brand names including BP® Products North America, Inc. (“BP”), CITGO®, ConocoPhillips®, ExxonMobil®, Marathon® Petroleum Company, LLC (“Marathon”), Shell® and Valero®.

During fiscal 2012, we merged our subsidiaries into The Pantry, Inc. and as such, we have one legal entity as of March 28, 2013 and September 27, 2012. The accompanying unaudited condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. References in this report to “the Company,” “Pantry,” “The Pantry,” “we,” “us” and “our” refer to The Pantry, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the condensed consolidated financial statements.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records and all amounts as of March 28, 2013 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2012.

Our results of operations for the three and six months ended March 28, 2013 and March 29, 2012 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher volumes during the summer months than during the winter months.

References in this report to “fiscal 2013” refer to our current fiscal year, which ends on September 26, 2013 and references to “fiscal 2012” refer to our fiscal year, which ended September 27, 2012, both of which are 52 week years.

Excise and Other Taxes

We pay federal and state excise taxes on petroleum products. Fuel revenues and cost of goods sold included excise and other taxes of approximately $192.8 million and $397.5 million for the three and six months ended March 28, 2013, respectively and $213.8 million and $429.3 million for the three and six months ended March 29, 2012, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through fuel cost of goods sold ratably over the fiscal year, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of March 28, 2013 and March 29, 2012, we have increased inventory by capitalizing fuel expansion variances of approximately $14.8 million and $14.1 million, respectively. At the end of any fiscal year, the entire variance is absorbed into fuel cost of goods sold.

Income Taxes

The 2012 Taxpayer Relief Act was signed into law on January 2, 2013. The provisions of this new law extends accelerated bonus depreciation and reinstate the work opportunity tax credit (“WOTC”), both of which have an impact in fiscal 2013. The bonus depreciation provision, which was set to expire on December 31, 2012, allows us to accelerate depreciation for qualified capitalized expenditures through December 31, 2013. WOTC, which expired on December 31, 2011, allows us to claim additional credits in future years for the hiring of qualified individuals through December 31, 2013. The cumulative WOTC impact of $1.6 million has been included in the second quarter of fiscal 2013.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220), Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012 with early adoption permitted. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.

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

In completing step one of the annual impairment test, if our fair value exceeds our book value, then our goodwill is not considered impaired and no additional analysis is required. If our book value exceeds our fair value we will proceed to step two of the goodwill impairment test to determine the amount of the impairment, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the annual testing date.

Our market capitalization was less than our book value at our annual testing date, therefore we determined our fair value by using a combination of income and market approaches. We determined in step one of the test that fair value was substantially in excess of the book value. As a result, no impairment charges related to goodwill were recognized during the first six months of fiscal 2013.

On December 31, 2012, we purchased one convenience store in Hilton Head Island, South Carolina using available cash on hand. Our ability to create synergies due to our relative size and geographic concentration contributes to our willingness to establish a purchase price that is generally in excess of the fair value of the assets acquired and liabilities assumed, which resulted in the recognition of $328 thousand of goodwill during the second quarter of fiscal 2013. We did not record any other intangible assets as a result of this acquisition.

The following table reflects goodwill and other intangible asset balances for the periods presented:

(in thousands)	March 28, 2013				September 27, 2012
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Unamortized
Goodwill	N/A	$436,093	N/A	$436,093	N/A	$435,765	N/A	$435,765

Amortized
Trade names	2.0	$470	$(470)	$-	2.0	$470	$(411)	$59
Customer agreements	13.3	1,356	(882)	474	12.9	1,363	(842)	521
Non-compete agreements	32.8	7,974	(3,387)	4,587	32.7	7,995	(3,270)	4,725
		$9,800	$(4,739)	$5,061		$9,828	$(4,523)	$5,305
Total goodwill and other intangible assets		$445,893	$(4,739)	$441,154		$445,593	$(4,523)	$441,070

NOTE 3 – IMPAIRMENT CHARGES

The following table reflects asset impairment charges for the periods presented:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2013	2012	2013	2012
Surplus properties	$643	$471	$1,567	$471
Operating stores	237	1,917	1,612	2,439
Total impairment charges	$880	$2,388	$3,179	$2,910

Surplus Properties.  We test our surplus properties for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management made a determination that certain surplus properties should be classified as held for sale because of a change in facts and circumstances, including increased marketing and bid activity. We estimated the fair value of these and other surplus properties where events or changes in circumstances indicated, based on marketing and bid activity, that the carrying amount of the assets may not be recoverable. Based on these estimates, we determined that the carrying values of certain properties exceeded fair value resulting in the impairment charges detailed above. Surplus properties classified as held for sale and included in prepaid expenses and other current assets were $6.8 million and $7.0 million as of March 28, 2013 and September 27, 2012, respectively.

Operating Stores.  We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We compared the carrying amount of these operating stores assets to their estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. We also reviewed under-performing operating stores for impairment that we reclassified from property held for use to property held for sale because we plan to close or convert them to dealers or commission marketers. We recorded impairment charges related to operating stores detailed in the table above. There were no operating stores classified as held for sale as of March 28, 2013 and as of September 27, 2012, the value was insignificant.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Refer to Note 9, Fair Value Measurements, for additional information regarding the determination of fair value.

NOTE 4 - DEBT

Long-term debt consisted of the following:

	March 28,	September 27,
(in thousands)	2013	2012

Fourth amended and restated credit facility; interest payable monthly at LIBOR plus 4.5% with a LIBOR floor of 1.25%; principal due in quarterly installments through June 30, 2019	$260,725	$255,000
Senior unsecured notes due August 1, 2020; interest payable semi-annually at 8.375%	250,000	250,000
Senior subordinated convertible notes due November 15, 2012; interest payable semi- annually at 3.0%	-	61,301
Other notes payable; various interest rates and maturity dates	20	50
Total long-term debt	510,745	566,351
Less—current maturities	(2,570)	(62,840)
Less—unamortized debt discount	(2,298)	(2,911)
Long-term debt, net of current maturities and unamortized debt discount	$505,877	$500,600

We are party to the Fourth Amended and Restated Credit Agreement which provides for a $480.0 million senior secured credit facility (“credit facility”). Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255.0 million senior secured term loan which matures in 2019. In addition, the credit facility provides for the ability to incur additional term loans and increases in the secured revolving credit facility in an aggregate principal amount of up to $200.0 million provided certain conditions are satisfied. The interest rate on borrowings under the new revolving credit facility is dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 450 basis points. Based on our current leverage ratio, the interest rate is LIBOR plus 425 basis points with an unused commitment fee of 50 basis points. The interest rate on the new term loan at our current leverage ratio is LIBOR plus 450 basis points with a LIBOR floor of 125 basis points.

Our credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). Our credit facility contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio (as defined in our new credit agreement). Additionally, our credit facility contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. If we are able to satisfy a leverage ratio incurrence test and no default under our credit facility is continuing or would result therefrom, we are permitted under the credit facility to pay dividends in an aggregate amount not to exceed $35.0 million per fiscal year, plus the sum of (i) any unused amount from preceding years beginning with fiscal year 2012 and (ii) the amount of excess cash flow, if any, not required to be utilized to prepay outstanding amounts under our credit facility for the previous fiscal year. As of March 28, 2013, we were in compliance with all covenants and restrictions.

As of March 28, 2013, we had approximately $97.7 million of standby letters of credit issued under the facility. The standby letters of credit primarily relate to self-insurance programs, vendor contracts and regulatory requirements.

We have outstanding $250.0 million of 8.375% senior unsecured notes maturing in 2020. Interest on the notes is payable semi-annually in February and August of each year until maturity. The indenture governing our senior unsecured notes contains restrictive covenants that are similar to those contained in our credit facility. If we are able to satisfy a fixed charge coverage ratio incurrence test and no default under our indenture is continuing or would result therefrom, we are permitted to pay dividends, subject to certain exceptions and qualifications, not exceeding 50% of our consolidated net income (as defined in our indenture) from June 29, 2012 to the end of our most recently ended fiscal quarter, plus proceeds received from certain equity issuances and returns or dispositions of certain investments made from August 3, 2012, less the aggregate amount of dividends or other restricted payments made under this provision and the amount of certain other restricted payments that our indenture permits us to make. Notwithstanding the indenture provision described in the prior sentence, so long as no default under our indenture is continuing or would result therefrom, we are permitted to pay dividends in an aggregate amount not to exceed $20.0 million since August 3, 2012. As of March 28, 2013, we were in compliance with all covenants and restrictions.

Subsequent to the end of our second quarter of fiscal 2013, we filed a prospectus with the Securities and Exchange Commission (“SEC”) in which we have offered to exchange our $250.0 million outstanding 8.375% senior notes due in 2020 for $250.0 million registered 8.375% senior notes due in 2020.

After giving effect to the applicable restrictions on the payment of dividends under our credit facility and our indenture, subject to compliance with applicable law, as of March 28, 2013, there was approximately $20.0 million free of restriction, which was available for the payment of dividends. The Company does not expect to pay dividends in the foreseeable future.

The remaining annual maturities of our long-term debt as of March 28, 2013 are as follows:

(in thousands)
Fiscal year
2013	$658
2014	2,550
2015	2,550
2016	2,550
2017	9,550
Later years	492,887
Total principal payments	$510,745

NOTE 5 – STOCK-BASED COMPENSATION

We account for stock-based compensation by estimating the fair value of stock options using the Black-Scholes option pricing model. Restricted stock awards and restricted stock units (collectively time-based restricted stock) and performance-based restricted stock are valued at the market price of a share of our common stock on the date of grant. We recognize this fair value as an expense in our condensed consolidated Statements of Operations over the requisite service period using the straight-line method based on the probability of achieving performance metrics.

Stock-based compensation grants, for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2013	2012	2013	2012
Shares granted
Stock options	12	26	165	170
Time-based restricted stock	53	88	251	377
Performance-based restricted stock	14	31	252	213
Total shares granted	79	145	668	760

Fair value of shares granted
Stock options	$147	$102	$1,898	$654
Time-based restricted stock	658	1,073	2,902	4,615
Performance-based restricted stock	174	374	2,893	2,402
Total fair value of shares granted	$979	$1,549	$7,693	$7,671

The components of stock-based compensation expense in general and administrative expenses in our condensed consolidated Statement of Operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2013	2012	2013	2012
Stock options	$89	$72	$202	$163
Time-based restricted stock	650	647	1,342	1,407
Performance-based restricted stock	133	(13)	181	54
Total stock-based compensation expense	$872	$706	$1,725	$1,624

NOTE 6 - INTEREST EXPENSE, NET

The components of interest expense, net for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands)	2013	2012	2013	2012
Interest on long-term debt, including amortization of deferred financing costs	$10,833	$7,998	$21,891	$16,442
Interest on lease finance obligations	11,089	11,197	22,232	22,288
Interest rate swap settlements	-	168	-	597
Amortization of terminated interest rate swaps	161	-	322	-
Amortization of debt discount	98	838	613	2,220
Miscellaneous	(22)	4	203	7
Interest expense	22,159	20,205	45,261	41,554
Interest income	(1)	(3)	(2)	(4)
Interest expense, net	$22,158	$20,202	$45,259	$41,550

NOTE 7 - LOSS PER SHARE

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

Stock options and restricted stock representing 1.6 million and 1.3 million shares for the three and six months ended March 28, 2013 and March 29, 2012, respectively, were anti-dilutive and were not included in the diluted earnings per share calculation. In periods in which a net loss is incurred, no common stock equivalents are included since they are anti-dilutive. As such, all stock options and restricted stock outstanding are excluded from the computation of diluted loss per share in those periods.

The following table reflects the calculation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(in thousands, except per share data)	2013	2012	2013	2012
Net loss	$(6,865)	$(9,658)	$(9,922)	$(12,587)
Loss per share—basic:
Weighted-average shares outstanding	22,666	22,561	22,641	22,538
Loss per share—basic	$(0.30)	$(0.43)	$(0.44)	$(0.56)
Loss per share—diluted:
Weighted-average shares outstanding	22,666	22,561	22,641	22,538
Weighted-average potential dilutive shares outstanding	-	-	-	-
Weighted-average shares and potential dilutive shares outstanding	22,666	22,561	22,641	22,538
Loss per share—diluted	$(0.30)	$(0.43)	$(0.44)	$(0.56)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of March 28, 2013, we were contingently liable for outstanding letters of credit in the amount of approximately $97.7 million primarily related to self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

In May 2010, in a lawsuit in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages. Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. On November 12, 2011, Defendants in the Kansas case filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision. On January 19, 2012, the Judge denied the Defendants’ motion to decertify and granted the Plaintiffs’ motion to certify a class as to liability and injunctive relief aspects of Plaintiffs’ claims. The court has continued to deny certification of a damages class. On September 24, 2012, the jury in the Kansas case returned a verdict in favor of defendants finding that defendants did not violate Kansas law by willfully failing to disclose temperature and its effect on the energy content of motor fuel. On October 3, 2012 the judge in the Kansas case also ruled that defendants’ practice of selling motor fuel without disclosing temperature or disclosing the effect of temperature was not unconscionable under Kansas law. On March 27, 2013, the judge ordered that plaintiffs’ claims against Chevron U.S.A. be severed in the three cases venued in California and indicated that only the claims against Chevron would be remanded for trial. On April 5, 2013 and April 9, 2013, the judge granted class certification to plaintiffs on the liability and injunctive relief aspects of their claims against the non-settling defendants in the California cases. The California non-settling defendants have filed Rule 23(f) petitions for permission to appeal these orders. It appears that all remaining cases will be stayed while these cases are tried. We are not a defendant in the California cases. We have opposed class certification and filed dispositive motions in each of the cases in which we have been sued. At this stage of proceedings, losses are reasonably possible, however, we cannot estimate our loss, range of loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under federal and state law, to sell temperature adjusted gallons of motor fuel; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-09-P-2117-W). On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals. The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g). The amended complaint alleges that: (i) plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom the Company printed receipts containing the first four and last four digits of their credit and/or debit card numbers; and (ii) plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom the Company printed receipts containing all digits of their credit and/or debit card numbers. The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice. On July 25, 2011, the court denied the plaintiffs’ initial motion for class certification but granted the plaintiffs the right to file an amended motion. On October 3, 2011, Plaintiff filed an amended motion for class certification seeking to certify two classes. The first purported class, represented by Mr. Amason, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 4, 2009 through the date of the final judgment in the action; (B) where the transaction was in a Company store located in the State of Alabama; and (C) in connection with the transaction, a receipt was printed by Retalix software containing the first four and last four digits of the credit/debit card number on the receipt provided to the customer. The second purported class, represented by Ms. McConnell, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 1, 2009 through the date of the final judgment in the action; and (B) in connection with the transaction, a receipt was printed containing all of the digits of the credit/debit card numbers on the receipt provided to the customer. The Company has opposed the plaintiffs’ motion for class certification and has made a motion to dismiss the plaintiffs’ claims on the basis that the plaintiffs lack standing.

On March 11, 2013, the court denied our Motion to Dismiss For Lack of Standing and certified the issue for interlocutory appeal to the United States Court of Appeals for the 11th Circuit. We have filed a petition with the 11th Circuit to take up the appeal of our Motion to Dismiss at this juncture, rather than at the end of the case. That petition is still pending before the 11th Circuit. The trial court has stayed the case pending the resolution of our petition and any resulting interlocutory appeal.  If, following the appellate practice, there are further proceedings before the trial court, the trial court has indicated that it will schedule a hearing on the plaintiffs’ pending motion for class certification. At this stage of the proceedings, losses are reasonably possible, however; we cannot reasonably estimate our loss, range of loss or liability, if any, related to this lawsuit because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

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

During the second quarter of fiscal 2013, the SEC closed its investigation related to our sale-leaseback accounting.

Our Board of Directors has approved employment agreements for our executives, which create certain liabilities in the event of the termination of these executives, including termination following a change of control. These agreements have original terms of at least one year and specify the executive’s current compensation, benefits and perquisites, the executive’s entitlements upon termination of employment and other employment rights and responsibilities. During the second quarter of fiscal 2013, we expensed $633 thousand in severance for two executive officers who left the company.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of March 28, 2013, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky, Kansas and Louisiana.

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

As of March 28, 2013, environmental reserves of approximately $5.7 million and $65.0 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 27, 2012, environmental reserves of approximately $5.7 million and $62.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 604 and 599 known contaminated sites as of March 28, 2013 and September 27, 2012, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. As of March 28, 2013, we estimate that approximately $62.2 million of our environmental reserves will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $8.5 million for remediation and related litigation.

As of March 28, 2013, we have recorded  $3.1 million as current receivables and $62.9 million as other noncurrent assets related to prior and future environmental expenditures. As of September 27, 2012, we had recorded $2.9 million as current receivables and $61.0 million as other noncurrent assets related to prior and future environmental expenditures. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 7.25% to determine the reserve.

Although we anticipate reimbursement for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

As of March 28, 2013 and September 27, 2012, there are 156 and 170 sites, respectively, identified as contaminated that are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. These sites are not included in our environmental reserves. Additionally, we are awaiting closure notices on several other locations that will release us from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of March 28, 2013, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $2.6 million and $10.3 million, respectively. As of September 27, 2012, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $4.0 million and $11.9 million, respectively.

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

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2016 to 2019 as of March 28, 2013. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased. Therefore, the contractual obligation amount that we must reimburse the respective oil company if we default may be different than the unamortized balance recorded as deferred vendor rebates.

Fuel Contractual Contingencies

Our Product Supply Agreement and Guaranteed Supply Agreement with Marathon requires us to purchase a minimum volume of a combination of Marathon branded and unbranded gasoline and distillates annually. Based on current forecasts, we anticipate attaining the annual minimum fuel requirements. If we fail to purchase the annual minimum amounts, Marathon has the right to terminate those agreements and receive the unamortized balance of the investment provided for under the Master Conversion Agreement. Our contract with Marathon for unbranded fuel and distillate expires on December 31, 2017.  During the second quarter of fiscal 2013, we renewed the Branded Product Supply and Trademark License Agreement with Marathon® Petroleum Company LLC (“Marathon”) for a period of three years, commencing July 1, 2013 and ending on June 30, 2016.

During the second quarter of fiscal 2013, we entered into the Branded Jobber Contract (the “Agreement”) with BP. The Agreement provides for BP to supply, and the Company to purchase, certain minimum amounts of motor fuel for our specified convenience store locations. Our obligation to purchase a minimum volume of BP branded fuel is measured each year over a one-year period during the remaining term of the agreement. Subject to certain adjustments, in any year in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP two cents per gallon times the difference between the actual volume of BP  branded product purchased and the minimum volume requirement. Based on current forecasts, we anticipate attaining the minimum volume requirements for the one-year period ending December 31, 2013. The Agreement expires on December 31, 2019.

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
develop its own assumptions.

Our only financial instruments not measured at fair value on a recurring basis includes cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the condensed consolidated Balance Sheet at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. We believe the fair value determination of these financials instruments is a level 1 measure. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The fair value of our indebtedness was approximately $534.0 million and $582.7 million as of March 28, 2013 and September 27, 2012, respectively. We believe the fair value determination of long-term debt is a level 2 measure.

In determining the impairment of operating stores and surplus properties, we determined the fair values by estimating selling prices of the assets. We generally determine the estimated selling prices using information from comparable sales of similar assets and assumptions about demand in the market for these assets. While some of these inputs are observable, significant judgment was required to select certain inputs from observed market data. We believe the fair value determination of surplus properties and operating stores is a level 2 measure.

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for surplus properties and operating stores and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values as of the three months and six months ended March  28, 2013 and March 29, 2012.

	Three Months Ended				Six Months Ended
	March 28, 2013		March 29, 2012		March 28, 2013		March 29, 2012
(in thousands)	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores
Non-recurring basis
Fair value measurement	$1,995	$612	$1,831	$1,052	$5,114	$3,136	$1,831	$1,477
Carrying amount	2,638	849	2,302	2,969	6,681	4,748	2,302	3,916
Realized loss	$(643)	$(237)	$(471)	$(1,917)	$(1,567)	$(1,612)	$(471)	$(2,439)

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

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “will,” “may,” “intend,” “forecast,” “goal,” “guidance” or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated financial performance, projected costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies from acquisitions, and expectations regarding remodeling, re-branding, re-imaging or otherwise converting our stores are forward-looking statements, as are our statements relating to our anticipated liquidity and financial flexibility, our pricing strategies and their anticipated impact and our expectations relating to the costs and benefits of our merchandising and marketing initiatives. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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

For a discussion of these and other risks and uncertainties, please refer to the Risk Factors and Critical Accounting Policies and Estimates included in our Annual Report on Form 10-K and the description of material changes therein, if any, included in our Quarterly Reports on Form 10-Q. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of May 7, 2013. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are a leading independently operated convenience store chain in the southeastern United States.  As of March 28, 2013, we operated 1,568 stores in 13 states primarily under the Kangaroo Express®  operating banner. All but our smallest stores offer a wide selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

Business Strategy

Although we have historically grown largely through acquisitions and intend to consider potential strategic acquisition opportunities going forward, our current focus is on generating profitable growth by remodeling and right-sizing our existing store base, enhancing our merchandising product mix to expand margins, utilizing technology to optimize fuel pricing and improving our cost structure by leveraging our economies of scale in order to generate consistent cash flows, which allows us to reinvest in our business and maintain sufficient liquidity and financial flexibility.

Executive Overview

Our net loss for the second quarter of fiscal 2013 was $6.9 million, or $0.30 per share, compared to $9.7 million, or $0.43 per share, in the second quarter of fiscal 2012. Adjusted EBITDA for the second quarter of fiscal 2013 was $39.1 million, an increase of $253 thousand, or 0.7% from the second quarter of fiscal 2012. For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended March 28, 2013 Compared to the Three Months Ended March 29, 2012.  Our total revenue for the second quarter of fiscal 2013 declined 8.2% or $169.9 million from the second quarter of fiscal 2012, primarily due to a decline in comparable merchandise sales of 2.0% and in our comparable fuel gallons sold of 7.9%.

During the second quarter of fiscal 2013, we acquired a store in Hilton Head Island, South Carolina using available cash on hand and opened a new convenience store in Charlotte, North Carolina. We closed six under-performing stores primarily through lease expirations and terminations. We have also expanded our food service offerings to include Taco Del Mar®, a Mexican food concept specializing in fish tacos.

We continued our initiative to reduce store operating and general and administrative expenses. Store operating expenses decreased $2.0 million or 1.6% as a result of our expense control initiatives and the impact of sold, closed and converted stores. General and administrative expenses increased $2.7 million or 11.9% in the second quarter of fiscal 2013 from the comparable period in fiscal 2012. Excluding gains of $2.6 million resulting from various property transactions in the prior fiscal year, general and administrative expenses were consistent in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

During the second quarter of fiscal 2013, we renewed the Branded Product Supply and Trademark License Agreement with Marathon® Petroleum Company LLC (“Marathon”) for a period of three years, commencing July 1, 2013 and ending on June 30, 2016. We also entered into the Branded Jobber Contract (the “Agreement”) with BP® Products North America Inc. (“BP”). The Agreement provides for BP to supply, and the Company to purchase, certain minimum amounts of motor fuel for our specified convenience store locations. The Agreement expires on December 31, 2019.

Market and Industry Trends

Volatility in wholesale gasoline costs continued during the second quarter of fiscal 2013. During the first half of the second quarter of fiscal 2013, we experienced an increase of approximately 47.0 cents per gallon in wholesale gasoline costs as measured by the Gulf Spot price. These cost increases peaked half way through the second quarter and wholesale gasoline costs declined approximately 20.0 cents per gallon during the last half of the quarter. This volatility, particularly the wholesale gasoline cost decline in the second half of the quarter, yielded a retail margin per gallon of 11.7 cents in the second quarter of fiscal 2013 compared to 9.6 cents in the same period of fiscal 2012. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience higher fuel margins when the cost of fuel is declining gradually over a longer period and lower fuel margins when the cost of fuel is increasing or more volatile over a shorter period of time.

Results of Operations

The table below provides a summary of our selected financial data for the three and six months ended March 28, 2013 and March 29, 2012:

	Three Months Ended			Six Months Ended
(in thousands, except per gallon	March 28,	March 29,	Percent	March 28,	March 29,	Percent
and store count data)	2013	2012	Change	2013	2012	Change
Merchandise data:
Merchandise revenue	$418,949	$434,902	(3.7%)	$847,797	$863,258	(1.8%)
Merchandise gross profit (1)	$141,146	$145,391	(2.9%)	$288,039	$287,600	0.2%
Merchandise margin	33.7%	33.4%	N/A	34.0%	33.3%	N/A

Fuel data:
Financial data:
Fuel revenue	$1,473,268	$1,627,260	(9.5%)	$2,959,627	$3,161,880	(6.4%)
Fuel gross profit (1)(2)	$48,439	$43,299	11.9%	$97,607	$99,209	(1.6%)

Retail fuel data:
Gallons (in millions)	407.9	447.5	(8.8%)	834.9	902.8	(7.5%)
Margin per gallon (2)	$0.117	$0.096	21.9%	$0.116	$0.109	6.4%
Retail price per gallon	$3.55	$3.57	(0.6%)	$3.48	$3.45	0.9%

Financial data:
Store operating expenses	$125,257	$127,301	(1.6%)	$248,533	$256,170	(3.0%)
General and administrative expenses	$25,215	$22,530	11.9%	$49,101	$48,024	2.2%
Impairment charges	$880	$2,388	(63.1%)	$3,179	$2,910	9.2%
Depreciation and amortization	$29,538	$29,275	0.9%	$58,124	$56,641	2.6%
Interest expense, net	$22,158	$20,202	9.7%	$45,259	$41,550	8.9%
Income tax benefit	$6,598	$5,805	13.7%	$8,628	$8,438	2.3%
Adjusted EBITDA (3)	$39,113	$38,859	0.7%	$88,012	$82,615	6.5%

Comparable store data (4):
Merchandise sales (decrease) increase (%)	(2.0%)	4.8%	N/A	0.1%	3.3%	N/A
Merchandise sales (decrease) increase	$(8,565)	$19,692	NM	$903	$26,993	NM
Retail fuel gallons (decrease) increase (%)	(7.9%)	1.1%	N/A	(6.3%)	(3.2%)	N/A
Retail fuel gallons (decrease ) increase	(34,807)	4,936	NM	(56,091)	(28,895)	NM

Number of stores:
End of period	1,568	1,611	(2.7%)	1,568	1,611	(2.7%)
Weighted-average store count	1,571	1,618	(2.9%)	1,572	1,626	(3.3%)

NM = Not meaningful

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

(3)   For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended March 28, 2013 Compared to the Three Months Ended March 29, 2012.

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

Three Months Ended March 28, 2013 Compared to the Three Months Ended March 29, 2012

Merchandise Revenue and Gross Profit. The decrease in merchandise revenue of $16.0 million is primarily attributable to a decline in comparable store merchandise revenue of 2.0%, or $8.6 million and the impact of lost merchandise revenue from stores closed or converted to dealer operations since the beginning of the second quarter of fiscal 2012 of $6.7 million. The decrease in comparable store merchandise revenue was driven by continued declining volume in our cigarette category. Our comparable store merchandise revenue increased 0.1% excluding the impact of cigarettes.

Our merchandise gross profit decreased $4.2 million or 2.9% from the second quarter of fiscal 2012 primarily due to the $16.0 million decrease in merchandise revenue discussed above, which is partially offset by a 30 basis point improvement in merchandise margin to 33.7% from 33.4% in the second quarter of fiscal 2012. The margin improvement was primarily in proprietary food services. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons and Gross Profit. The decrease in fuel revenue of $154.0 million is attributable to the decrease in retail fuel gallons sold for the second quarter of fiscal 2013 of 8.8%, or 39.6 million gallons compared to the second quarter of fiscal 2012. Our average retail fuel prices declined 0.6% to $3.55 in the second quarter of fiscal 2013 from $3.57 in the second quarter of fiscal 2012. The gallon decline is primarily attributable to a 7.9%, or 34.8 million gallon decline in comparable store retail fuel gallons sold along with 4.9 million gallons lost from stores closed or converted to dealer operations since the beginning of the second quarter of fiscal 2012. We believe lower consumer retail fuel demand resulted from several factors, including unfavorable weather and weak consumer confidence, contributed to our decline in comparable fuel gallons sold during the second quarter of fiscal 2013.

The increase in fuel gross profit of $5.1 million or 11.9% is primarily attributable to the increase in our retail margin per gallon to 11.7 cents in the second quarter of fiscal 2013 from 9.6 cents in the second quarter of fiscal 2012. Wholesale gasoline costs, as measured by the Gulf Spot price, declined approximately 20.0 cents per gallon during the last half of the second quarter of fiscal 2013 after increasing approximately 47.0 cents per gallon during the first half of the second quarter. This volatility, particularly the wholesale gasoline cost declining in the second half of the quarter, contributed to the increase in our retail margin. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 7.1 cents and 6.8 cents per retail gallon for the three months ended March 28, 2013 and March 29, 2012, respectively.

Store Operating. Store operating expenses for the second quarter of fiscal 2013 decreased $2.0 million, or 1.6%, from the second quarter of fiscal 2012. The decline is primarily due to lower store personnel and facilities costs as a result of the impact of closed or converted stores and our continued effort to reduce controllable expenses.

General and Administrative. General and administrative expenses for the second quarter of fiscal 2013 increased $2.7 million or 11.9% from the second quarter of fiscal 2012. The second quarter of fiscal 2012 included $2.6 million in gains related to various property transactions compared to $550 thousand of expense in the second quarter of fiscal 2013. Excluding the impact of these transactions, general and administrative expenses remained relatively flat for the second quarter of fiscal 2013 from the comparable period in fiscal 2012. Additionally, we expensed $633 thousand in severance for two executive officers who left the company during the second quarter of fiscal 2013.

Impairment Charges. We recorded impairment charges related to operating stores and surplus properties of $880 thousand and $2.4 million for the three months ended March 28, 2013 and March 29, 2012, respectively, as a result of changes in expected cash flows at certain operating stores and management determining that certain facts and circumstances changed regarding specific surplus properties. See Note 3, Asset Impairments and Note 9, Fair Value Measurements in Part I, Item 1, Financial Statements, Notes to Condensed Consolidated Financial Statements.

Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased $2.5 million from the second quarter of fiscal 2012. The decline is due to purchasing $48.5 million in principal of our convertible notes on the open market during the second quarter of fiscal 2012 which resulted in the loss on extinguishment of debt of $2.5 million. There were no transactions during the second quarter of fiscal 2013.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of an insignificant amount of interest income. Interest expense, net for the second quarter of fiscal 2013 was $22.2 million compared to $20.2 million for the second quarter of fiscal 2012. The increase is primarily due to higher interest rates on our new credit facility and senior unsecured notes due in 2020 as well as higher credit facility fees for letters of credit and unused commitments. These increases were partially offset by lower interest expense on our convertibles notes due to purchasing $48.5 million in principal during the second quarter of fiscal 2012, repaying $61.3 million of outstanding convertible notes upon maturity in November 2012 and paying down approximately $92.0 million of credit facility debt as of part our August 2012 refinancing.

Income Tax Benefit. Our effective tax rate for the second quarter of fiscal 2013 was a benefit of 49.0% compared to a benefit of 37.5% in the second quarter of fiscal 2012. We anticipate our effective tax rate will be approximately 109.0% in fiscal 2013 compared to 54.1% in fiscal 2012. The increase in our effective tax benefit for the second quarter of fiscal 2013 and the anticipated fiscal year 2013 rate is primarily due to the extension of the work opportunity tax credits (“WOTC”) which was reinstated as part of the 2012 Taxpayer Relief Act which was signed into law on January 2, 2013. The changes are reflected in our estimates in the second quarter of fiscal 2013 due to the timing of the legislation.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, net, gain (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the second quarter of fiscal 2013 increased $254 thousand, or 0.7%, from the second quarter of fiscal 2012. This increase is primarily attributable to the decrease in store operating expenses, which is partially offset by lower merchandise and fuel gross profit as well as higher general and administrative expenses.

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

The following table contains a reconciliation of Adjusted EBITDA to net loss:

	Three Months Ended
	March 28,	March 29,
(in thousands)	2013	2012
Adjusted EBITDA	$39,113	$38,859
Impairment charges	(880)	(2,388)
Loss on extinguishment of debt	-	(2,457)
Interest expense, net	(22,158)	(20,202)
Depreciation and amortization	(29,538)	(29,275)
Income tax benefit	6,598	5,805
Net loss	$(6,865)	$(9,658)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

	Three Months Ended
	March 28,	March 29,
(in thousands)	2013	2012
Adjusted EBITDA	$39,113	$38,859
Loss on extinguishment of debt	-	(2,457)
Interest expense, net	(22,158)	(20,202)
Income tax benefit	6,598	5,805
Stock-based compensation expense	873	706
Changes in operating assets and liabilities	(20,199)	8,332
Benefit for deferred income taxes	(6,475)	(6,268)
Other	1,424	3,848
Net cash (used in) provided by operating activities	$(824)	$28,623
Net cash used in investing activities	$(17,490)	$(13,840)
Net cash provided by (used in) financing activities	$2,940	$(52,232)

Six Months Ended March 28, 2013 Compared to the Six Months Ended March 29, 2012

Merchandise Revenue and Gross Profit. The decrease in merchandise revenue of $15.5 million or 1.8% is primarily attributable to the impact of lost merchandise revenue from stores closed or converted to dealer operations since the beginning of fiscal 2012 of $17.4 million. This decline was partially offset by an increase in comparable store merchandise revenue of 0.1% or $903 thousand. We continued to experience declining volume in our cigarette category, but the impact was more than offset by improvement in other categories. Our comparable store merchandise revenue increased 2.4% excluding the impact of cigarettes.

Our merchandise gross profit increased $439 thousand or 0.2% from the first six months of fiscal 2012 primarily due to margin improvement in proprietary food service, which was largely offset by the decrease in merchandise revenue discussed above. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons and Gross Profit. The decrease in fuel revenue of $202.3 million is attributable to the decrease in retail fuel gallons sold for the first six months of fiscal 2013 of 7.5% or 67.8 million gallons compared to the first six months of fiscal 2012. The gallon decline is partially offset by an increase in our average retail fuel prices of 0.9% to $3.48 in the first six months of fiscal 2013 from $3.45 in the first six months of fiscal 2012. The gallon decline is primarily attributable to a 6.3% or 56.1 million gallon decline in comparable store retail fuel gallons sold along with 12.6 million gallons lost from stores closed or converted to dealer operations since the beginning of fiscal 2012. We believe lower consumer retail fuel demand resulted from several factors, including unfavorable weather and weak consumer confidence, contributed to our decline in comparable fuel gallons sold during the first six months of fiscal 2013.

The decrease in fuel gross profit of $1.6 million or 1.6% is primarily attributable to the decline in retail fuel gallons sold, which was partially offset by the increase in our retail margin per gallon to 11.6 cents in the first six months of fiscal 2013 from 10.9 cents in the first six months of fiscal 2012. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.9 cents and 6.6 cents per retail gallon for the six months ended March 28, 2013 and March 29, 2012, respectively.

Store Operating. Store operating expenses for the first six months of fiscal 2013 decreased $7.6 million, or 3.0%, from the first six months of fiscal 2012. The decline is primarily due to lower store personnel and facilities costs as a result of the impact of closed or converted stores and our continued effort to reduce controllable expenses.

General and Administrative. General and administrative expenses for the first six months of fiscal 2013 increased $1.1 million or 2.2% from the first six months of fiscal 2012. The first six months of fiscal 2012 included $2.6 million in gains related to various property transactions compared to insignificant activity in the first six months of fiscal 2013. Excluding the impact of these transactions, general and administrative expenses declined for the first six months of fiscal 2013 compared to the same period in fiscal 2012. This decline was partially offset by severance expense of $633 thousand for two executive officers who left the company during the first six months of fiscal 2013.

Impairment Charges. We recorded impairment charges related to operating stores and surplus properties of $3.2 million and $2.9 million for the six months ended March 28, 2013 and March 29, 2012, respectively, as a result of changes in expected cash flows at certain operating stores and management determining that certain facts and circumstances changed regarding specific surplus properties. See Note 3, Asset Impairments and Note 9, Fair Value Measurements in Part I, Item 1, Financial Statements, Notes to Condensed Consolidated Financial Statements.

Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased $2.5 million from the second quarter of fiscal 2012. The decline is due to purchasing $48.5 million in principal of our convertible notes on the open market during the first six months of fiscal 2012 which resulted in a loss on the extinguishment of debt of $2.5 million. Additionally, we purchased $15.4 million in principal of our senior subordinated notes due in 2012 on the open market during the first six months of fiscal 2012 which resulted in a loss on the extinguishment of debt, net of written-off deferred financing costs, of $82 thousand.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of an insignificant amount of interest income. Interest expense, net for the first six months of fiscal 2013 was $45.3 million compared to $41.6 million for the first six months of fiscal 2012. The increase is primarily due to borrowings on our revolving credit facility during the second quarter of fiscal 2013, higher interest rates on our new credit facility and senior unsecured notes due in 2020 as well as higher credit facility fees for letters of credit and unused commitments. These increases were partially offset by lower interest expense on our convertible notes due to purchasing $48.5 million in principal during the second quarter of fiscal 2012, repaying $61.3 million of outstanding convertible notes upon maturity in November 2012 and paying down approximately $92.0 million of credit facility debt as part of our August 2012 refinancing.

Income Tax Benefit. Our effective tax rate for the first six months of fiscal 2013 was a benefit of 46.5% compared to a benefit of 40.1% in the first six months of fiscal 2012. We anticipate our effective tax rate will be approximately 109.0% in fiscal 2013 compared to 54.1% in fiscal 2012. The increase in our effective tax benefit for the six months ended March 28, 2013 and fiscal year 2013 is primarily due to the extension of the WOTC’s which was reinstated as part of the 2012 Taxpayer Relief Act which was signed into law on January 2, 2013. The changes are reflected in our estimates in the second quarter of fiscal 2013 under applicable authoritative guidance.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, net, gain (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the first six months of fiscal 2013 increased $5.4 million, or 6.5%, from the first six months of fiscal 2012. This increase is primarily attributable to the increase in merchandise gross profit as well as lower store operating expenses, which is partially offset by lower fuel gross profit and higher general and administrative expenses.

The following table contains a reconciliation of Adjusted EBITDA to net loss:

	Six Months Ended
	March 28,	March 29,
(in thousands)	2013	2012
Adjusted EBITDA	$88,012	$82,615
Impairment charges	(3,179)	(2,910)
Loss on extinguishment of debt	-	(2,539)
Interest expense, net	(45,259)	(41,550)
Depreciation and amortization	(58,124)	(56,641)
Income tax benefit	8,628	8,438
Net loss	$(9,922)	$(12,587)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

	Six Months Ended
	March 28,	March 29,
(in thousands)	2013	2012
Adjusted EBITDA	$88,012	$82,615
Loss on extinguishment of debt	-	(2,539)
Interest expense, net	(45,259)	(41,550)
Income tax benefit	8,628	8,438
Stock-based compensation expense	1,725	1,624
Changes in operating assets and liabilities	(31,207)	(10,435)
Benefit for deferred income taxes	(8,477)	(9,395)
Other	2,773	6,556
Net cash provided by operating activities	$16,195	$35,314
Net cash used in investing activities	$(35,860)	$(36,195)
Net cash used in financing activities	$(60,519)	$(99,671)

Liquidity and Capital Resources

	March 28,	March 29,
(in thousands)	2013	2012
Cash and cash equivalents at beginning of year	$89,175	$213,768
Cash flows provided by operating activities	16,195	35,314
Cash flows used in investing activities	(35,860)	(36,195)
Cash flows used in financing activities	(60,519)	(99,671)
Cash and cash equivalents at end of year	$8,991	$113,216

Consolidated total adjusted leverage ratio (1)	5.24	5.22

(1)	As defined by the senior credit facility agreement.

Cash Flows provided by Operating Activities. Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility to finance our operations, pay principal and interest on our debt and fund capital expenditures. We had average borrowings under our revolving credit facility of $16.6 million during the second quarter of fiscal 2013 and we had approximately $97.7 million of standby letters of credit issued under the facility as of March 28, 2013. Cash provided by operating activities decreased to $16.2 million for the first six months of fiscal 2013 compared to $35.3 million for the first six months of fiscal 2012. The decrease in cash flow from operations is primarily due to changes in working capital, which is partially offset by improvement in our financial results. Changes in working capital used cash of approximately $29.1 million in the first six months of fiscal 2013 compared to $5.3 million in the first six months of fiscal 2012. The changes in working capital during the current fiscal year resulted from increases in inventories and a decrease in other current liabilities and accrued expenses primarily due to timing of property tax payments. The increase in working capital during the first six months of fiscal 2012 was primarily due to increased inventories as a result of rising fuel prices, which were partially offset by a corresponding increase in fuel payables.

Cash Flows used in Investing Activities. Cash used in investing activities decreased to $35.9 million for the first six months of fiscal 2013 compared to $36.2 million for the first six months of fiscal 2012. Capital expenditures for the first six months of fiscal 2013 were $37.6 million which was partially offset by proceeds from the sale of property and equipment of $2.1 million. Capital expenditures for the first six months of fiscal 2012 were $44.1 million which was partially offset by proceeds from the sale of property and equipment of $6.2 million. Capital expenditures declined slightly from the prior year due to assessing our “Fresh” initiative which began in fiscal 2010 and implementing a remodel program which incorporates foodservice initiatives as well as other internal and external store features. Our capital expenditures are primarily expenditures relating to store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, asset dispositions and vendor reimbursements. We anticipate that capital expenditures for fiscal 2013 will be approximately $80.0 to $95.0 million assuming no material cost for fuel rebranding. The proceeds from the sale of property and equipment relate to our ongoing initiative to divest our under-performing store assets and non-productive surplus properties.

Cash Flows used in Financing Activities. For the first six months of fiscal 2013, net cash used in financing activities was $60.5 million compared to $99.7 million for the first six months of fiscal 2012. During the first six months of fiscal 2013, our convertible notes matured and we used available cash to repay the $61.3 million of outstanding convertible notes. Additionally, we borrowed $146.0 million and made principal payments of $139.0 million on our revolving credit facility during the first six months of fiscal 2013. During the first six months of fiscal 2012, we made principal payments under our former senior credit facility totaling $30.0 million and purchased $15.4 million in principal of our senior subordinated notes in open market transactions.

Sources of Liquidity

As of March 28, 2013, we had approximately $9.0 million in cash and cash equivalents and approximately $120.3 million in available borrowing capacity under our revolving credit facility, approximately $62.3 million of which was available for the issuances of letters of credit.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Funds generated by operating activities, available cash and cash equivalents, our credit facility, lease finance transactions and asset dispositions continue to be our most significant sources of liquidity. During our second quarter of fiscal 2013, we began borrowing under our revolving credit facility for short term working capital requirements. The balance averaged $16.6 million during the quarter with an ending balance of $7.0 million. The primary use for the funds drawn on the revolving credit facility was the $10.4 million interest payment on our 8.375% senior notes due in 2020 and working capital requirements which is typical for our second quarter due to the seasonality of our business. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated strategic initiatives for the next twelve months. However, in the event our liquidity is insufficient, we may be required to limit our spending on future initiatives or other business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

Our financing strategy is to maintain liquidity and access to capital markets. We expect to continue to have access to capital markets on both short and long-term bases when needed for liquidity purposes. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining our credit ratings. Our credit ratings and outlooks issued by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") as of March 28, 2013, are summarized below:

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

Capital Resources

Capital Expenditures

We anticipate spending between $80.0 million to $95.0 million in capital expenditures during fiscal 2013 assuming no material cost for fuel rebranding.  Our capital expenditures typically include new stores, store remodeling, fuel imaging, store equipment, merchandising projects and information technology enhancements. Refer to Note 8, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information regarding our significant commitments for capital expenditures.

Debt

Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255.0 million senior secured term loan which matures in 2019. The senior secured revolving credit facility is available for working capital and general corporate purposes, and a maximum of $160.0 million is available for issuance of letters of credit. The issuance of letters of credit will reduce the amount otherwise available for borrowing under the senior secured revolving credit facility. In addition, the credit facility provides for the ability to incur additional senior secured term loans and/or increases in the senior secured revolving credit facility in an aggregate principal amount of up to $200.0 million provided certain conditions are satisfied, and provided that the aggregate principal amount for all increases in the senior secured revolving credit facility cannot exceed $100.0 million.

The interest rate on borrowings under the senior secured revolving credit facility is dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 450 basis points. Our current interest rate under the revolving credit facility is LIBOR plus 425 basis points with an unused commitment fee of 50 basis points. The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 425 to 450 basis points, with a LIBOR floor of 125 basis points. Our current interest rate under the senior secured term loan is LIBOR (with a floor of 125 basis points) plus 450 basis points. Interest under the credit facility is paid on the last day of each LIBOR interest period, but no less than every three months.

Borrowings under our senior secured term loan are required to be paid in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due on the maturity date. In addition, borrowings under our credit facility are required to be prepaid with: (a) 100% of the net cash proceeds of the issuance or incurrence of debt by the Company or any of its subsidiaries, subject to certain exceptions; (b) 100% of the net cash proceeds of all asset sales, insurance and condemnation recoveries and other asset dispositions by the Company or its subsidiaries, if any, subject to reinvestment provisions and certain other exceptions; and (c) to the extent the total leverage ratio is greater than 3.5 to 1.0 at the end of any fiscal year beginning with fiscal year 2013, the lesser of (i) 50% of excess cash flow during such fiscal year minus voluntary prepayments of our senior secured term loan or senior unsecured notes or (ii) the amount of prepayment necessary to lower the total leverage ratio to 3.5 to 1.0, after giving pro forma effect to such prepayment.

Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit agreement governing our credit facility, including financial and negative covenants.

The financial covenants under our credit facility currently include the following: (a) maximum ratio of debt (net of cash and cash equivalents in excess of $40.0 million) plus eight times rent expenses to EBITDAR (which represents EBITDA plus rental expenses for operating leases); and (b) minimum interest coverage ratio greater than 2.0 to 1.0. The financial covenants apply to the Company and its subsidiaries, if any, on a consolidated basis.

The negative covenants under our credit facility include, without limitation, restrictions on the following: capital expenditures; indebtedness; liens and related matters; investments and joint ventures; contingent obligations; dividends and other restricted payments; fundamental changes, asset sales and acquisitions; sales and leasebacks; sale or discount of receivables; transactions with shareholders and affiliates; disposal of subsidiary capital stock and formation of new subsidiaries; conduct of business; certain amendments; senior debt status; fiscal year, state of organization and accounting practices; and management fees.

In August 2012, we issued $250.0 million of 8.375% senior unsecured notes (“senior notes”) maturing in 2020. Subsequent to the end of our second quarter of fiscal 2013, we filed a prospectus with the Securities and Exchange Commission (“SEC”) in which we have offered to exchange our $250.0 million outstanding 8.375% senior notes due in 2020 for $250.0 million registered 8.375% senior notes due in 2020.

Interest on the notes is payable semiannually in February and August of each year until maturity. If a change of control occurs under the indenture governing our senior notes, we must give holders of the senior notes an opportunity to sell their senior notes to us at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest, if any, to the purchase date, subject to certain conditions. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the senior notes at 100% of their principal amount, together with accrued and unpaid interest and additional interest, if any, to the date of purchase.

The negative covenants under the indenture governing our senior notes are similar to those under our credit facility and include, without limitation, the following: restricted payments; dividend and other payment restrictions affecting subsidiaries; incurrence of indebtedness and issuance of preferred stock; asset sales; transactions with affiliates; liens; corporate existence; and no layering of debt.

As of March 28, 2013, we were in compliance with all covenants under our credit facility and senior notes.

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

Contractual Obligations and Commitments

Other than as described in our Form 10-Q for the quarter ended December 27, 2012, there have been no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of fiscal 2012. Refer to our Annual Report on Form 10-K for additional information regarding our contractual obligations and commercial commitments.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220), Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012 with early adoption permitted. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.

Critical Accounting Policies

As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended September 27, 2012, we consider our policies on long-lived assets - operating stores, goodwill, asset retirement obligations, self-insurance liabilities and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. Except for the goodwill critical accounting policy disclosures indicated below, there have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 27, 2012.

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

We conducted our annual impairment testing of goodwill in the second quarter of fiscal 2013. Our market capitalization was less than our book value at our annual testing date; therefore, we determined our fair value by utilizing the guideline public company and guideline transaction methods (market based approaches) and the discounted cash flow method (an income based approach). Fair value is determined by averaging the resulting fair values calculated under the market based and income based approaches.

The guideline public company method relies on valuation multiples derived from stock prices, financial results and enterprise values of publicly traded companies that are comparable to us. The derived valuation multiples are then applied to our reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for nonrecurring and extraordinary items, and earnings before interest and income taxes (EBIT) to develop an estimate of the fair value of our reporting unit’s enterprise value. The guideline transaction method uses valuation multiples of companies engaged in the same or similar lines of business as us, which have been acquired, to determine the fair value of our reporting unit’s enterprise value. A significant amount of judgment is involved in selecting companies with similar characteristics and determining appropriate risk-adjusted multiples. If different assumptions are used, impairment testing could yield different results and an impairment of goodwill may need to be recorded.

The discounted cash flow method relies upon a company’s estimated future cash flows, discounted by the desired rate of return in order to determine present value. To arrive at the cash flow projections used in our discounted cash flow models, we use internal models to estimate the expected results for the next five years. The key assumptions used in our discounted cash flow models to determine fair value are discount rates, annual revenue growth rates, average operating margin and terminal value capitalization rate. Our expected results used in the cash flow projections of the discounted cash flow method are based on strategic plans, which are management’s best estimates based on current and forecasted market conditions. There can be no assurance that operations will achieve the future cash flows reflected in the projections. If different assumptions are used in these plans, the related discounted cash flows used in measuring impairment could yield different results, and an impairment of goodwill may need to be recorded.

Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of our fair value and therefore could eliminate the excess of fair value over carrying value and, in some cases, could result in impairment. Such changes in assumptions could be caused by changes in the convenience store industry, increased competition, economic conditions, consumer spending and state and federal regulations. These changes could result in declining revenue over the long-term and could significantly affect the fair value assessment of our reporting unit and cause our goodwill to become impaired.

In determining our fair value under the guideline public company method, we include a control premium, or value obtained from acquiring a controlling interest in an entity. We utilized a control premium during our annual testing which was derived from a market based approach. The control premium was based on observable market data and a review of selected transactions of companies that operate in our industry. The Company also reconciles the fair value of our reporting unit with our market capitalization to determine if it is reasonable compared to the external market indicators. If our reconciliation indicates a significant difference between our external market capitalization and the fair value of our reporting unit, we review and adjust, if appropriate, our weighted-average cost of capital and consider if the implied control premium is reasonable in light of current market conditions.

We determined in step one of the goodwill impairment test that fair value exceeded book value by a significant amount. The determination of a reasonable control premium requires management to make significant estimates and judgments regarding comparable acquisitions and capital raising transactions. A 10% change in the assumed control premium would not have impacted our conclusion with respect to our annual goodwill impairment test.

Subsequent to the date of our annual impairment test on January 24, 2013, our market capitalization fluctuated. Generally, our market capitalization increased and decreased during the remainder of the second quarter of fiscal 2013. At no point did our market capitalization decrease to a point significantly below our market capitalization at the annual testing date. Subsequent to the end of our second quarter, our market capitalization increased to points above our book value. We evaluated this change in circumstance and determined that no impairment indicator had occurred subsequent to the date of our annual impairment test.

The goodwill impairment test is a two-step process. If we determine in the first step of our impairment test that the fair value of our reporting unit exceeds book value, then our goodwill is not impaired and the second step is not required. If we determine that the book value of our reporting unit is greater than fair value, then we complete the second step of the goodwill impairment test. The second step compares the implied fair value of our goodwill with its carrying amount. The implied fair value of our goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. Therefore, we are required to allocate our fair value to all of our assets and liabilities (including any unrecognized intangible assets such as the Kangaroo Express® brand) as if we had been acquired in a business combination for a price equal to our fair value. The excess of our fair value over the amounts assigned to our assets and liabilities is the implied fair value of our goodwill. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment. If the carrying value of our goodwill exceeds the implied fair value of our goodwill, we must record an impairment charge to reduce the carrying value of our goodwill to its implied fair value.

The fair value of our assets and liabilities is affected by market conditions; thus volatility in prices could have a material impact on the determination of the implied fair value of our goodwill at the impairment test date. The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. While we believe that all assumptions utilized in our testing were appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include the following: a change in the control premiums being realized in the market or a meaningful change in the number of mergers and acquisitions occurring; the amount of expense savings that may be realized in an acquisition scenario; significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically stocks of companies in our industry; performance of our company; and our company’s performance relative to peers. Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment, if any, which could have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior notes due in 2020 and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our condensed consolidated financial statements, which arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. Our long-term debt as of March 28, 2013, including applicable interest rates, is discussed in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

The following table presents the future principal cash flows by fiscal year and weighted-average interest rates on our existing long-term debt instruments based on rates in effect as of March 28, 2013. Fair values have been determined based on quoted market prices as of March 28, 2013.

	Expected Maturity Date
(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$20	$-	$-	$-	$-	$250,000	$250,020	$270,020
Weighted-average interest rate	8.38%	8.38%	8.38%	8.38%	8.38%	8.38%

Long-term debt (variable rate)	$638	$2,550	$2,550	$2,550	$9,550	$242,887	$260,725	$263,984
Weighted-average interest rate	5.76%	5.76%	5.76%	5.76%	5.76%	5.76%

Qualitative Disclosures. Our primary exposure relates to:

•	Interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;
•	Our ability to pay or refinance long-term borrowings at maturity at market rates;
•	The impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and
•	The impact of interest rate movements on our ability to obtain adequate financing to fund future strategic business initiatives.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are dependent on the continued efforts of our senior management team. B. Clyde Preslar became our Senior Vice President and Chief Financial Officer effective February 7, 2013. Our Senior Vice President, Chief Information Officer and Store Planning and Construction Paul M. Lemerise, resigned effective March 22, 2013 and our Senior Vice President, Retail Merchandising and Restaurant Operations John J. Fisher, resigned effective March 29, 2013. Management is actively seeking successors for these positions. If, for any reason, our senior executives do not continue to be active in management or management is unable to successfully locate successors for them, our business, financial condition, results of operations and cash flows could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

Pending SEC matters could adversely affect us.

During the second quarter of fiscal 2013, the SEC closed its investigation related to our sale-leaseback accounting.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the second quarter of fiscal 2013.

The following table lists all repurchases during the second quarter of fiscal 2013 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 28, 2012 - January 24, 2013	-	-	-	$-
January 25, 2013 - February 28, 2013	301	$12.65	-	-
March 1, 2013 - March 28, 2013	10,267	$12.72	-	-
Total	10,568	$12.72	-	$-

(1)    Represents shares repurchased in connection with tax withholding obligations under The Pantry, Inc. 2007 Omnibus Plan.

(2)    Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).
4.1

Indenture dated August 3, 2012 by The Pantry and U.S. National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.2

Supplemental Indenture dated April 23, 2013 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% senior notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2013).

10.1	Letter renewal of the Branded Product Supply & Trademark License Agreement by and between The Pantry, Inc. and Marathon Petroleum Company LP, dated March 26, 2013.

10.2

Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated December 31, 2012, as amended by the Rider to the Branded Jobber Contract dated January 7, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2012).

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PANTRY, INC.
By: /s/ B. Clyde Preslar
B. Clyde Preslar

Senior Vice President and Chief Financial Officer

(Authorized Officer and Principal
Financial Officer)

Date: May 7, 2013

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

4.2

Supplemental Indenture dated April 23, 2013 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% senior notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2013).

10.1	Letter renewal of the Branded Product Supply & Trademark License Agreement by and between The Pantry, Inc. and Marathon Petroleum Company LP, dated March 26, 2013.
10.2

Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated December 31, 2012, as amended by the Rider to the Branded Jobber Contract dated January 7, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2012).

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

101.INS	XBRL Instance Document

Exhibit Number	Description of Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document