Form 10-Q
period 2013-06-27
PANTRY INC
filed 2013-08-06
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2013
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	23,547,585 SHARES
(Class)	(Outstanding at August 1, 2013)

THE PANTRY, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE PANTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except par value and shares)	June 27, 2013	September 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$44,147	$89,175
Receivables, net	77,045	80,014
Inventories	146,074	137,376
Prepaid expenses and other current assets	22,712	21,734
Deferred income taxes	17,852	17,376
Total current assets	307,830	345,675
Property and equipment, net	899,145	935,841
Other assets:
Goodwill and other intangible assets	441,072	441,070
Other noncurrent assets	78,500	76,954
Total other assets	519,572	518,024
TOTAL ASSETS	$1,726,547	$1,799,540
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,555	$62,840
Current maturities of lease finance obligations	10,901	10,947
Accounts payable	162,451	155,008
Accrued compensation and related taxes	11,407	13,632
Other accrued taxes	21,828	28,552
Self-insurance reserves	31,832	33,457
Other accrued liabilities	50,098	46,119
Total current liabilities	291,072	350,555
Other liabilities:
Long-term debt	498,961	500,600
Lease finance obligations	435,895	443,020
Deferred income taxes	62,373	62,766
Deferred vendor rebates	9,547	11,886
Other noncurrent liabilities	106,335	106,162
Total other liabilities	1,113,111	1,124,434
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,557,938 and 23,260,468 issued and
outstanding at June 27, 2013 and September 27, 2012, respectively	236	233
Additional paid-in capital	218,647	217,147
Accumulated other comprehensive loss, net of deferred income taxes of $232 and $419 at June 27, 2013 and
September 27, 2012, respectively	(365)	(659)
Retained earnings	103,846	107,830
Total shareholders’ equity	322,364	324,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,726,547	$1,799,540

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Revenues:
Merchandise	$476,596	$476,493	$1,324,393	$1,339,751
Fuel	1,516,055	1,660,632	4,475,682	4,822,512
Total revenues	1,992,651	2,137,125	5,800,075	6,162,263
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	315,741	316,767	875,499	892,425
Fuel cost of goods sold (exclusive of items shown separately below)	1,462,222	1,593,571	4,324,242	4,656,242
Store operating	123,275	126,914	371,808	383,084
General and administrative	26,078	25,166	75,179	73,190
Impairment charges	776	1,833	3,955	4,743
Depreciation and amortization	29,446	29,802	87,570	86,443
Total costs and operating expenses	1,957,538	2,094,053	5,738,253	6,096,127
Income from operations	35,113	43,072	61,822	66,136
Other expenses:
Loss on extinguishment of debt	—	—	—	2,539
Interest expense, net	21,959	19,732	67,218	61,282
Total other expenses	21,959	19,732	67,218	63,821
Income (loss) before income taxes	13,154	23,340	(5,396)	2,315
Income tax expense (benefit)	7,216	8,525	(1,412)	87
Net income (loss)	$5,938	$14,815	$(3,984)	$2,228

Earnings (loss) per share:
Basic	$0.26	$0.66	$(0.18)	$0.10
Diluted	$0.26	$0.65	$(0.18)	$0.10

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Net income (loss)	$5,938	$14,815	$(3,984)	$2,228
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on interest rate swap agreements, net of deferred income taxes of $0, $3, $0 and $(99), respectively	—	(5)	—	156
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreements, net of deferred income taxes of $63, $0, $188 and $0, respectively	98	—	295	—
Comprehensive income (loss)	$6,036	$14,810	$(3,689)	$2,384

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	June 27, 2013	June 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,984)	$2,228
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	87,570	86,443
Impairment charges	3,955	4,743
Amortization of debt discount	696	2,932
Benefit for deferred income taxes	(1,056)	(1,704)
Loss on extinguishment of debt	—	2,539
Stock-based compensation expense	2,348	2,170
Other	3,644	3,723
Changes in operating assets and liabilities:
Receivables, net	2,042	8,823
Inventories	(8,646)	(2,082)
Prepaid expenses and other current assets	(1,450)	(1,161)
Accounts payable	7,443	4,755
Other current liabilities	(6,919)	6,423
Other noncurrent assets and liabilities, net	(4,530)	(4,332)
Net cash provided by operating activities	81,113	115,500
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(58,726)	(57,774)
Proceeds from dispositions of property and equipment	3,359	8,648
Insurance recoveries	351	3,006
Acquisition of business, net of cash acquired	(502)	—
Net cash used in investing activities	(55,518)	(46,120)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of lease finance obligations	(7,393)	(7,850)
Principal payments of long-term debt	(62,621)	(95,366)
Borrowings under revolving credit facility	158,000	—
Repayments of revolving credit facility	(158,000)	—
Other	(609)	(138)
Net cash used in financing activities	(70,623)	(103,354)
Net decrease in cash and cash equivalents	(45,028)	(33,974)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89,175	213,768
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,147	$179,794
Cash paid during the period:
Interest	$60,631	$54,032
Income taxes (received) paid	$(391)	$419
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$1,312	$5,715
Accrued purchases of property and equipment	$13,557	$963

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The Pantry

As of June 27, 2013, we operated 1,562 convenience stores primarily in the southeastern United States. Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of June 27, 2013, we operated 221 quick service restaurants and 255 of our stores included car wash facilities. Self-service fuel is sold at 1,549 locations, of which 1,019 sell fuel under major oil company brand names including BP® Products North America, Inc. ("BP"), CITGO®, ConocoPhillips®, ExxonMobil®, Marathon® Petroleum Company, LLC ("Marathon"), Shell® and Valero®.

During fiscal 2012, we merged our subsidiaries into The Pantry, Inc. and as such, we have one legal entity as of June 27, 2013 and September 27, 2012. The accompanying unaudited condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiaries. References in this report to "the Company," "Pantry," "The Pantry," "we," "us" and "our" refer to The Pantry, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Transactions and balances of each of our wholly owned subsidiaries are immaterial to the condensed consolidated financial statements.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records and all amounts as of June 27, 2013 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2012.

Our results of operations for the three and nine months ended June 27, 2013 and June 28, 2012 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher sales volumes during the summer months than during the winter months.

References in this report to "fiscal 2013" refer to our current fiscal year, which ends on September 26, 2013 and references to "fiscal 2012" refer to our prior fiscal year, which ended September 27, 2012, both of which are 52 week years.

Excise and Other Taxes

We pay federal and state excise taxes on petroleum products. Fuel revenues and cost of goods sold included excise and other taxes of approximately $203.5 million and $601.0 million for the three and nine months ended June 27, 2013, respectively and $215.1 million and $644.4 million for the three and nine months ended June 28, 2012, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through fuel cost of goods sold ratably over the fiscal year, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of June 27, 2013 and June 28, 2012, we have increased inventory by capitalizing fuel expansion variances of approximately $11.3 million and $9.1 million, respectively. At the end of any fiscal year, the entire variance is absorbed into fuel cost of goods sold.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220), Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012 with early adoption permitted. Other than requiring additional disclosures, adoption of this new guidance will not have a significant impact on our consolidated financial statements.

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

Our market capitalization was less than our book value at our annual testing date, therefore we determined our fair value by using a combination of income and market approaches. We determined in step one of the test that fair value was substantially in excess of the book value. Subsequent to the date of our annual impairment test on January 24, 2013, our market capitalization fluctuated. At no point did our market capitalization decrease to a point significantly below our market capitalization at the annual testing date. We evaluated this change in circumstance and determined that no impairment indicator had occurred subsequent to the date of our annual impairment test. As a result, no impairment charges related to goodwill were recognized during the first nine months of fiscal 2013.

The following table reflects goodwill and other intangible asset balances for the periods presented:

(in thousands)	June 27, 2013				September 27, 2012
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Unamortized
Goodwill (1)	N/A	$436,102	N/A	$436,102	N/A	$435,765	N/A	$435,765
Amortized
Trade names	2.0	$470	$(470)	$—	2.0	$470	$(411)	$59
Customer agreements	13.3	1,356	(903)	453	12.9	1,363	(842)	521
Non-compete agreements	32.8	7,974	(3,457)	4,517	32.7	7,995	(3,270)	4,725
		$9,800	$(4,830)	$4,970		$9,828	$(4,523)	$5,305
Total goodwill and other intangible assets		$445,902	$(4,830)	$441,072		$445,593	$(4,523)	$441,070

(1) Goodwill increased due to the immaterial acquisition of one convenience store in the second quarter of fiscal 2013.

NOTE 3 – IMPAIRMENT CHARGES

The following table reflects asset impairment charges for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Surplus properties	$285	$54	$1,852	$525
Operating stores	491	1,779	2,103	4,218
Total impairment charges	$776	$1,833	$3,955	$4,743

Surplus Properties.  We test our surplus properties for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management may also determine that certain surplus properties should be classified as held for sale because of a change in facts and circumstances, including increased marketing and bid activity. We estimated the fair value of these and other surplus properties where events or changes in circumstances indicated, based on marketing and bid activity, that the carrying amount of the assets may not be recoverable. Based on these estimates, we determined that the carrying values of certain properties exceeded fair value resulting in the impairment charges detailed above. Surplus properties classified as held for sale and included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets were $6.4 million and $7.0 million as of June 27, 2013 and September 27, 2012, respectively.

Operating Stores.  We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We compared the carrying amount of these operating stores assets to their estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. We also reviewed under-performing operating stores for impairment that we reclassified from property held for use to property held for sale because we plan to close or convert them to dealers or commission marketers. We recorded impairment charges related to operating stores as detailed in the table above. There were no operating stores classified as held for sale as of June 27, 2013 and as of September 27, 2012, the value of such stores was insignificant.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Refer to Note 9, Fair Value Measurements, for additional information regarding the determination of fair value.

NOTE 4 - DEBT

Long-term debt consisted of the following:

(in thousands)	June 27, 2013	September 27, 2012

Fourth amended and restated credit facility; interest payable monthly at LIBOR plus 4.5% with a LIBOR floor of 1.25%; principal due in quarterly installments through June 30, 2019	$253,725	$255,000
Senior unsecured notes due August 1, 2020; interest payable semi-annually at 8.375%	250,000	250,000
Senior subordinated convertible notes due November 15, 2012; interest payable semi-annually at 3.0%	—	61,301
Other notes payable; various interest rates and maturity dates	5	50
Total long-term debt	503,730	566,351
Less—current maturities	(2,555)	(62,840)
Less—unamortized debt discount	(2,214)	(2,911)
Long-term debt, net of current maturities and unamortized debt discount	$498,961	$500,600

We are party to the Fourth Amended and Restated Credit Agreement which provides for a $480.0 million senior secured credit facility ("credit facility"). Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255.0 million senior secured term loan which matures in 2019. In addition, the credit facility provides for the ability to incur additional term loans and increases in the secured revolving credit facility in an aggregate principal amount of up to $200.0 million provided certain conditions are satisfied. The interest rate on borrowings under the revolving credit facility is dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 450 basis points. Based on our current leverage ratio, the interest rate is LIBOR plus 425 basis points with an unused commitment fee of 50 basis points. The interest rate on the term loan at our current leverage ratio is LIBOR plus 450 basis points with a LIBOR floor of 125 basis points.

Our credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). Our credit facility contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio (as defined in our new credit agreement). Additionally, our credit facility contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. If we are able to satisfy a leverage ratio incurrence test and no default under our credit facility is continuing or would result therefrom, we are permitted under the credit facility to pay dividends in an aggregate amount not to exceed $35.0 million per fiscal year, plus the sum of (i) any unused amount from preceding years beginning with fiscal year 2012 and (ii) the amount of excess cash flow, if any, not required to be utilized to prepay outstanding amounts under our credit facility for the previous fiscal year. As of June 27, 2013, we were in compliance with all covenants and restrictions.

As of June 27, 2013, we had approximately $93.8 million of standby letters of credit issued under the facility. The standby letters of credit primarily relate to self-insurance programs, vendor contracts and regulatory requirements.

We have outstanding $250.0 million of 8.375% senior unsecured notes maturing in 2020. Interest on the notes is payable semi-annually in February and August of each year until maturity. The indenture governing our senior unsecured notes contains restrictive covenants that are similar to those contained in our credit facility. If we are able to satisfy a fixed charge coverage ratio incurrence test and no default under our indenture is continuing or would result therefrom, we are permitted to pay dividends, subject to certain exceptions and qualifications, not exceeding 50% of our consolidated net income (as defined in our indenture) from June 29, 2012 to the end of our most recently ended fiscal quarter, plus proceeds received from certain equity issuances and returns or dispositions of certain investments made from August 3, 2012, less the aggregate amount of dividends or other restricted payments made under this provision and the amount of certain other restricted payments that our indenture permits us to make. Notwithstanding the indenture provision described in the prior sentence, so long as no default under our indenture is continuing or would result therefrom, we are permitted to pay dividends in an aggregate amount not to exceed $20.0 million since August 3, 2012. As of June 27, 2013, we were in compliance with all covenants and restrictions.

During the third quarter of fiscal 2013, we filed a prospectus with the Securities and Exchange Commission ("SEC") in which we offered to exchange our $250.0 million outstanding 8.375% senior notes due in 2020 ("old notes") for $250.0 million registered 8.375% senior notes due in 2020 with substantially identical terms and conditions. All old notes were validly tendered for exchange. We accepted all of the old notes tendered for exchange. This exchange had no impact on our financial position, results of operations or cash flows.

After giving effect to the applicable restrictions on the payment of dividends under our credit facility and our indenture, subject to compliance with applicable law, as of June 27, 2013, there was approximately $20.0 million free of restriction, which was available for the payment of dividends. The Company does not expect to pay dividends in the foreseeable future.

The remaining annual maturities of our long-term debt as of June 27, 2013 are as follows:

(in thousands)
Fiscal year
2013	$643
2014	2,550
2015	2,550
2016	2,550
2017	2,550
Later years	492,887
Total principal payments	$503,730

NOTE 5 – STOCK-BASED COMPENSATION
We account for stock-based compensation by estimating the fair value of stock options using the Black-Scholes option pricing model. Restricted stock awards and restricted stock units (collectively time-based restricted stock) and performance-based restricted stock are valued at the market price of a share of our common stock on the date of grant. We recognize this fair value as an expense in our condensed consolidated Statements of Operations over the requisite service period using the straight-line method. We adjust the expense recognized on performance-based restricted stock based on the probability of achieving performance metrics.

Stock-based compensation grants, for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Shares granted
Stock options	—	—	165	170
Time-based restricted stock	5	—	253	377
Performance-based restricted stock	2	1	256	214
Total shares granted	7	1	674	761

Fair value of shares granted
Stock options	$—	$3	$1,898	$657
Time-based restricted stock	19	7	2,912	4,622
Performance-based restricted stock	76	13	2,978	2,415
Total fair value of shares granted	$95	$23	$7,788	$7,694

The components of stock-based compensation expense in general and administrative expenses in our condensed consolidated Statements of Operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Stock options	$66	$58	$268	$221
Time-based restricted stock	512	477	1,854	1,884
Performance-based restricted stock	45	11	226	65
Total stock-based compensation expense	$623	$546	$2,348	$2,170

NOTE 6 - INTEREST EXPENSE, NET

The components of interest expense, net for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Interest on long-term debt, including amortization of deferred financing costs	$10,553	$7,657	$32,444	$24,099
Interest on lease finance obligations	11,026	11,188	33,258	33,476
Interest rate swap settlements	—	171	—	768
Amortization of terminated interest rate swaps	161	—	483	—
Amortization of debt discount	84	712	696	2,932
Miscellaneous	138	5	339	12
Interest expense	21,962	19,733	67,220	61,287
Interest income	(3)	(1)	(2)	(5)
Interest expense, net	$21,959	$19,732	$67,218	$61,282

NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed on the basis of the weighted-average number of common share available to common shareholders. Diluted earnings per share is computed on the basis of the weighted-average number of common shares available to common shareholders, plus the effect of unvested restricted stock and stock options using the "treasury stock" method.

Stock options and restricted stock representing 294 thousand and 477 thousand shares for the three months ended June 27, 2013 and June 28, 2012, respectively, were anti-dilutive and were not included in the diluted earnings per share calculation. Stock options and restricted stock representing 1.5 million and 542 thousand shares for the nine months ended June 27, 2013 and June 28, 2012, respectively, were anti-dilutive and were not included in the diluted earnings per share calculation. In periods in which a net loss is incurred, no common stock equivalents are included since they are anti-dilutive. As such, all stock options and restricted stock outstanding are excluded from the computation of diluted loss per share in those periods.
The following table reflects the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Net income (loss)	$5,938	$14,815	$(3,984)	$2,228
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,739	22,600	22,673	22,559
Earnings (loss) per share—basic	$0.26	$0.66	$(0.18)	$0.10
Earnings (loss) per share—diluted:
Weighted-average shares outstanding	22,739	22,600	22,673	22,559
Weighted-average potential dilutive shares outstanding	157	86	—	73
Weighted-average shares and potential dilutive shares outstanding	22,896	22,686	22,673	22,632
Earnings (loss) per share—diluted	$0.26	$0.65	$(0.18)	$0.10

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of June 27, 2013, we were contingently liable for outstanding letters of credit in the amount of approximately $93.8 million primarily related to self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. Initially, we were named as a defendant in eight of these cases, three of which have recently been dismissed without prejudice. We remain as a defendant in five cases: one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Cook, et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation, all of the cases, including those in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008. A number of the defendants, including the Company, subsequently moved to dismiss for lack of subject matter jurisdiction or, in the alternative, for summary judgment on the grounds that plaintiffs’ claims constitute non-justiciable "political questions."  The Court denied the defendants’ motion to dismiss on political question grounds on December 3, 2009, and defendants request to appeal that decision to the United States Court of Appeals for the Tenth Circuit was denied on August 31, 2010.

In May 2010, in a lawsuit in which we are not a party, the Court granted class certification to Kansas fuel purchasers seeking implementation of automated temperature controls and/or certain disclosures, but deferred ruling on any class for damages. Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. On November 12, 2011, Defendants in the Kansas case filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision. On January 19, 2012, the Judge denied the Defendants’ motion to decertify and granted the Plaintiffs’ motion to certify a class as to liability and injunctive relief aspects of Plaintiffs’ claims. The court has continued to deny certification of a damages class. On September 24, 2012, the jury in the Kansas case returned a verdict in favor of defendants finding that defendants did not violate Kansas law by willfully failing to disclose temperature and its effect on the energy content of motor fuel. On October 3, 2012 the judge in the Kansas case also ruled that defendants’ practice of selling motor fuel without disclosing temperature or disclosing the effect of temperature was not unconscionable under Kansas law. On March 27, 2013, the judge ordered that plaintiffs’ claims against Chevron U.S.A. be severed in the three cases venued in California and indicated that only the claims against Chevron would be remanded for trial. On April 5, 2013 and April 9, 2013, the judge granted class certification to plaintiffs on the liability and injunctive relief aspects of their claims against the nonsettling defendants in the California cases. At this time, it appears that all remaining cases will be stayed while the California cases are pending. On July 19, 2013, the court granted summary judgment in favor of Chevron on all the substantive claims in the California cases and issued an Order to Show Cause requiring the parties to address whether and to what extent the Chevron ruling should apply to the other non-settling defendants in the California cases. We are not a defendant in the California cases. We have opposed class certification and filed dispositive motions in each of the cases in which we have been sued. At this stage of proceedings, losses are reasonably possible, however, we cannot estimate our loss, range of loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under federal and state law, to sell retail motor fuel with reference to temperature adjustment or disclosure; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which the Company is a party. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-9-P-2117-W). On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals. The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g). The amended complaint alleges that: (i) plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom the Company printed receipts containing the first four and last four digits of their credit and/or debit card numbers; and (ii) plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom the Company printed receipts containing all digits of their credit and/or debit card numbers. The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice. On July 25, 2011, the court denied the plaintiffs’ initial motion for class certification but granted the plaintiffs the right to file an amended motion. On October 3, 2011, Plaintiff filed an amended motion for class certification seeking to certify two classes. The first purported class, represented by Mr. Amason, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 4, 2009 through the date of the final judgment in the action; (B) where the transaction was in a Company store located in the State of Alabama; and (C) in connection with the transaction, a receipt was printed by Retalix software containing the first four and last four digits of the credit/debit card number on the receipt provided to the customer. The second purported class, represented by Ms. McConnell, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by the Company from June 1, 2009 through the date of the final judgment in the action; and (B) in connection with the transaction, a receipt was printed containing all of the digits of the credit/debit card numbers on the receipt provided to the customer. We opposed the plaintiffs’ motion for class certification and moved to dismiss the plaintiffs’ claims on the basis that the plaintiffs lack standing. On March 11, 2013, the court denied our Motion to Dismiss For Lack of Standing and certified the issue for interlocutory appeal to the United States Court of Appeals for the 11th Circuit. We filed a petition with the 11th Circuit to take up the appeal of our Motion to Dismiss at this juncture, rather than at the end of the case and on June 20, 2013, the 11th Circuit granted our petition. The trial court has stayed the case pending the resolution of the appeal. If, following the appeal, there are further proceedings before the trial court, the trial court has indicated that it will schedule a hearing on the plaintiffs’ pending motion for class certification. At this stage of the proceedings, losses are reasonably possible, however; we cannot reasonably estimate our loss, range of loss or liability, if any, related to this lawsuit because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of June 27, 2013, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky, Kansas and Louisiana.

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

As of June 27, 2013, environmental reserves of approximately $5.7 million and $64.9 million are included in other accrued liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets, respectively. As of September 27, 2012, environmental reserves of approximately $5.7 million and $62.6 million are included in other accrued liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets, respectively. These environmental reserves represent our estimates for future expenditures for remediation and related litigation associated with 587 and 599 known contaminated sites as of June 27, 2013 and September 27, 2012, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. As of June 27, 2013, we estimate that approximately $62.8 million of our environmental reserves will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $7.8 million for remediation and related litigation.

As of June 27, 2013, we have recorded  $2.9 million as current receivables and $63.5 million as other noncurrent assets on the Condensed Consolidated Balance Sheets related to prior and future environmental expenditures. As of September 27, 2012, we had recorded $2.9 million as current receivables and $61.0 million as other noncurrent assets on the Condensed Consolidated Balance Sheets related to prior and future environmental expenditures. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental reserves have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 7.0% to determine the reserve.

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

As of June 27, 2013 and September 27, 2012, there are 150 and 170 sites, respectively, identified as contaminated that are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. These sites are not included in our environmental reserves. Additionally, we are awaiting closure notices on several other locations that will release us from responsibility related to known contamination at those sites. These sites continue to be included in our environmental reserve until a final closure notice is received.

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of June 27, 2013, other accrued liabilities and deferred vendor rebates on the Condensed Consolidated Balance Sheets included the unamortized liabilities associated with these payments of $5.5 million and $9.5 million, respectively. As of September 27, 2012, other accrued liabilities and deferred vendor rebates on the Condensed Consolidated Balance Sheets included the unamortized liabilities associated with these payments of $4.0 million and $11.9 million, respectively.

We purchase over 50% of our general merchandise from a single wholesaler, McLane Company, Inc. ("McLane"). Our arrangement with McLane is governed by a distribution service agreement which expires in December 2014. We receive annual service allowances based on the number of stores operating on each contract anniversary date. The distribution service agreement requires us to reimburse McLane the unearned, unamortized portion, if any, of all service allowance payments received to date if the agreement is terminated under certain conditions. We amortize service allowances received as a reduction to merchandise cost of goods sold using the straight-line method over the life of the agreement.

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2014 to 2019 as of June 27, 2013. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased. Therefore, the contractual obligation amount that we must reimburse the respective oil company if we default may be different than the unamortized balance recorded as deferred vendor rebates.

Fuel Contractual Contingencies

During the third quarter of fiscal 2013, we entered into an Amended and Restated Master Conversion Agreement ("MCA") and an Amended and Restated Guaranteed Supply Agreement ("GSA") with Marathon® Petroleum Company LP ("Marathon"). Minimum volumes required for us to obtain volume based rebates have been adjusted and additional Marathon branded locations have been added, bringing the total number of branded Marathon sites under the contract to 364. These branded sites must remain Marathon sites for the term of the MCA so long as the Company directly or indirectly provides fuel to them. Marathon has been granted the option to extend the term of each of the GSA and the MCA for an additional year through December 31, 2018.

Our Product Supply Agreement and GSA with Marathon provide that Marathon may terminate the agreements if we do not purchase a minimum volume of a combination of Marathon branded and unbranded gasoline and distillates annually. Based on current forecasts, we anticipate attaining the annual minimum fuel requirements. If we fail to purchase the annual minimum amounts, Marathon is entitled to receive the unamortized balance of the investment provided for under the MCA.

Our Branded Jobber Contract with BP provides for BP to supply, and the Company to purchase, certain minimum amounts of motor fuel for our specified convenience store locations. Our obligation to purchase a minimum volume of BP branded fuel is measured each year over a one-year period during the remaining term of the agreement. Subject to certain adjustments, in any year in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP two cents per gallon times the difference between the actual volume of BP branded product purchased and the minimum volume requirement. Based on current forecasts, we anticipate attaining the minimum volume requirements for the one-year period ending December 31, 2013. The Agreement expires on December 31, 2019.

We have agreements with other fuel suppliers that contain minimum volume provisions. A failure to purchase the minimum volumes could result in an increase in our fuel costs and/or other remedies available to the supplier. Based on our current forecasts, we do not expect these requirements to have a material effect on our results of operations, financial position or cash flows.

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

 Our only financial instruments not measured at fair value on a recurring basis includes cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the Condensed Consolidated Balance Sheets at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. We believe the fair value determination of these short-term financial instruments is a level 1 measure. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The fair value of our indebtedness was approximately $523.8 million and $582.7 million as of June 27, 2013 and September 27, 2012, respectively. We believe the fair value determination of long-term debt is a level 2 measure.

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

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for surplus properties and operating stores and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values as of the three months and nine months ended June 27, 2013 and June 28, 2012.

	Three Months Ended				Nine Months Ended
	June 27, 2013		June 28, 2012		June 27, 2013		June 28, 2012
(in thousands)	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores
Non-recurring basis
Fair value measurement	$1,565	$1,473	$188	$3,350	$4,972	$4,609	$2,019	$4,827
Carrying amount	1,850	1,964	242	5,129	6,824	6,712	2,544	9,045
Realized loss	$(285)	$(491)	$(54)	$(1,779)	$(1,852)	$(2,103)	$(525)	$(4,218)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2012. References in this report to "the Company," "Pantry," "The Pantry," "we," "us" and "our" refer to The Pantry, Inc. and its subsidiaries.

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as "believe," "plan," "expect," "anticipate," "will," "may," "intend," "outlook," "target", "forecast," "goal," "guidance" or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated financial performance, projected costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies, the ability to divest non-core assets, and expectations regarding remodeling, re-branding, re-imaging or otherwise converting our stores or opening new stores are forward-looking statements, as are our statements relating to our anticipated liquidity and financial flexibility, our pricing and merchandising strategies and their anticipated impact and our intentions with respect to acquisitions, the constructions of new stores, including additional quick service restaurants, and the remodeling of our existing stores. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, fuel stations and other non-traditional retailers located in our markets;

•	Enhancing our operating performance through in-store initiatives and our store re-model program;

•	Realizing the expected benefits from our fuel supply agreements, including our ability to satisfy minimum fuel provisions;

•	Financial difficulties of suppliers, including our principal suppliers of fuel and merchandise, and their ability to continue to supply our stores;

•	Volatility in domestic and global petroleum and fuel markets;

•	Political conditions in oil producing regions and global demand;

•	Changes in credit card expenses;

•	Changes in economic conditions generally and in the markets we serve;

•	Consumer behavior, travel and tourism trends;

•	Legal, technological, political and scientific developments regarding climate change;

•	Wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;

•	Federal and state regulation of tobacco products;

•	Unfavorable weather conditions, the impact of climate change or other trends or developments in the southeastern United States;

•	Inability to identify, acquire and integrate new stores or to divest our non-core stores to qualified buyers or operators on acceptable terms;

•	Financial leverage and debt covenants, including increases in interest rates;

•	Our ability to identify suitable acquisition targets and to take advantage of expected synergies in connection with acquisitions;

•	Federal and state environmental, tobacco and other laws and regulations;

•	Dependence on one principal supplier for merchandise and three principal suppliers for fuel;

•	Dependence on senior management;

•	Litigation risks, including with respect to food quality, health and other related issues;

•	Inability to maintain an effective system of internal control over financial reporting;

•	Disruption of our information technology systems or a failure to protect sensitive customer, employee or vendor data;

•	Inability to effectively implement our store improvement strategies; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to the Risk Factors and Critical Accounting Policies and Estimates included in our Annual Report on Form 10-K and the description of material changes therein, if any, included in our Quarterly Reports on Form 10-Q. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of August 6, 2013. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are a leading independently operated convenience store chain in the southeastern United States. As of June 27, 2013, we operated 1,562 stores in 13 states primarily under the Kangaroo Express® operating banner. All but our smallest stores offer a wide selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

Business Strategy

Our  strategy is to grow revenue and profitability by remodeling and right-sizing our existing store base, selectively opening new stores and acquiring stores, enhancing our merchandising product mix to expand margins, utilizing technology to improve our performance and improving our cost structure in order to generate consistent operating cash flows. This strategy allows us to reinvest in our business and maintain sufficient liquidity and financial flexibility.

Executive Overview

Our net income for the third quarter of fiscal 2013 was $5.9 million, or $0.26 per share, compared to $14.8 million, or $0.65 per share, in the third quarter of fiscal 2012. Adjusted EBITDA for the third quarter of fiscal 2013 was $65.3 million, a decrease of $9.4 million, or 12.5% from the third quarter of fiscal 2012. For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended June 27, 2013 Compared to the Three Months Ended June 28, 2012. Our total revenue for the third quarter of fiscal 2013 declined $144.5 million or 6.8% from the third quarter of fiscal 2012, primarily due to a decline in comparable fuel gallons sold of 4.4% and a decrease to our retail price per gallon of 3.9%.

During the third quarter of fiscal 2013, we opened a new convenience store in Concord, North Carolina and are rebuilding a convenience store in Palm Bay, Florida. We are currently constructing three new convenience stores in Wildwood, Florida, Myrtle Beach, South Carolina and St. Augustine, Florida and we expect two of these stores to be completed in fiscal 2013. Subsequent to the end of the third quarter, we acquired a convenience store in Conway, South Carolina. Additionally, we completed 31 store remodels during the third quarter. We closed seven under-performing stores primarily through lease expirations and terminations.

We continued our initiative to reduce store operating and general and administrative expenses. Store operating expenses decreased $3.6 million or 2.9% as a result of lower insurance costs and the impact of sold, closed and converted stores. General and administrative expenses increased $912 thousand or 3.6% in the third quarter of fiscal 2013 from the comparable period in fiscal 2012 due to higher professional fees.

During the third quarter, we entered into an Amended and Restated Master Conversion Agreement ("MCA") and an Amended and Restated Guaranteed Supply Agreement ("GSA") with Marathon® Petroleum Company LP ("Marathon"). Minimum volumes required for us to obtain volume based rebates have been adjusted and additional Marathon branded locations have been added, bringing the total number of branded Marathon sites under the contract to 364. These branded sites must remain Marathon sites for the term of the MCA so long as the Company directly or indirectly provides fuel to them. The Company intends to exercise its right to extend the term of the Product Supply Agreement from its current expiration date of June 30, 2016 until December 31, 2017. Marathon has been granted the option to extend the term of each of the GSA and the MCA for an additional year through December 31, 2018.

Market and Industry Trends

Wholesale fuel costs, as measured by the Gulf Spot price, declined $0.32 from the beginning of the third quarter of fiscal 2013 compared to $0.85 in the comparable period in fiscal 2012. After an initial sharp decline in wholesale prices in the first week of the third quarter of fiscal 2013, wholesale fuel costs stayed in an approximate 20.0 cent range until the last week of the third quarter of fiscal 2013. In comparison, wholesale fuel costs declined steadily throughout the third quarter of fiscal 2012. These changes in wholesale fuel costs yielded a retail margin per gallon of 12.3 cents in the third quarter of fiscal 2013 compared to 14.6 cents in the same period of fiscal 2012. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience higher fuel margins when the cost of fuel is declining gradually over a longer period and lower fuel margins when the cost of fuel is increasing or more volatile over a shorter period of time.
Results of Operations

The table below provides a summary of our selected financial data for the three and nine months ended June 27, 2013 and June 28, 2012:

	Three Months Ended			Nine Months Ended
(in thousands, except per gallon and store count data)	June 27, 2013	June 28, 2012	Percent Change	June 27, 2013	June 28, 2012	Percent Change
Merchandise data:
Merchandise revenue	$476,596	$476,493	—%	$1,324,393	$1,339,751	(1.1)%
Merchandise gross profit (1)	$160,855	$159,726	0.7%	$448,894	$447,326	0.4%
Merchandise margin	33.8%	33.5%	N/A	33.9%	33.4%	N/A
Fuel data:
Financial data:
Fuel revenue	$1,516,055	$1,660,632	(8.7)%	$4,475,682	$4,822,512	(7.2)%
Fuel gross profit (1)(2)	$53,833	$67,061	(19.7)%	$151,440	$166,270	(8.9)%
Retail fuel data:
Gallons (in millions)	432.1	454.5	(4.9)%	1,267.0	1,357.3	(6.7)%
Margin per gallon (2)	$0.123	$0.146	(15.8)%	$0.118	$0.121	(2.5)%
Retail price per gallon	$3.45	$3.59	(3.9)%	$3.47	$3.49	(0.6)%
Financial data:
Store operating expenses	$123,275	$126,914	(2.9)%	$371,808	$383,084	(2.9)%
General and administrative expenses	$26,078	$25,166	3.6%	$75,179	$73,190	2.7%
Impairment charges	$776	$1,833	(57.7)%	$3,955	$4,743	(16.6)%
Depreciation and amortization	$29,446	$29,802	(1.2)%	$87,570	$86,443	1.3%
Interest expense, net	$21,959	$19,732	11.3%	$67,218	$61,282	9.7%
Income tax expense (benefit)	$7,216	$8,525	(15.4)%	$(1,412)	$87	NM
Adjusted EBITDA (3)	$65,335	$74,707	(12.5)%	$153,347	$157,322	(2.5)%
Comparable store data (4):
Merchandise sales increase (%)	1.3%	3.6%	N/A	0.5%	3.4%	N/A
Merchandise sales increase	$5,908	$16,557	(64.3)%	$7,006	$42,457	(83.5)%
Retail fuel gallons decrease (%)	(4.4)%	(3.6)%	N/A	(5.7)%	(3.3)%	N/A
Retail fuel gallons decrease	(19,916)	(16,984)	17.3%	(75,838)	(45,238)	67.6%
Number of stores:
End of period	1,562	1,592	(1.9)%	1,562	1,592	(1.9)%
Weighted-average store count	1,567	1,605	(2.4)%	1,571	1,619	(3.0)%

NM = Not meaningful

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

(2)
Fuel margin per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees and repairs and maintenance on fuel equipment. Fuel margin per gallon as presented may not be comparable to similarly titled measures reported by other companies.

(3)	For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended June 27, 2013 Compared to the Three Months Ended June 28, 2012.

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

Three Months Ended June 27, 2013 Compared to the Three Months Ended June 28, 2012

Merchandise Revenue and Gross Profit. Merchandise revenue remained relatively flat increasing $103 thousand from the third quarter of fiscal 2012. Our comparable store merchandise revenue increased 1.3%, or $5.9 million driven by gains in our foodservice and other services categories, partially offset by declining volume in our cigarette category. During the third quarter of fiscal 2013, our merchandise revenue per customer increased 2.5% while customer traffic declined 1.2% compared to the third quarter of fiscal 2012. Merchandise revenue was also positively impacted by opening or acquiring new convenience store locations since the third quarter of fiscal 2012 of $674 thousand. These increases were offset by lost merchandise revenue from stores closed or converted to dealer operations since the beginning of the third quarter of fiscal 2012 of $6.8 million. Our comparable store merchandise revenue increased 3.3% excluding the impact of cigarettes.

Our merchandise gross profit increased $1.1 million or 0.7% from the third quarter of fiscal 2012 primarily due to the 30 basis point improvement in merchandise margin to 33.8% from 33.5% in the third quarter of fiscal 2012. The margin improvement was primarily in proprietary food services and other services categories. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons and Gross Profit. The decrease in fuel revenue of $144.6 million is attributable to the decrease in retail fuel gallons sold for the third quarter of fiscal 2013 of 4.9%, or 22.4 million gallons compared to the third quarter of fiscal 2012 and a decline in our average retail fuel prices of 3.9% to $3.45 in the third quarter of fiscal 2013 from $3.59 in the third quarter of fiscal 2012. The gallon decline is primarily attributable to a 4.4%, or 19.9 million gallon decline in comparable store retail fuel gallons sold along with 4.5 million gallons lost from stores closed or converted to dealer operations since the beginning of the third quarter of fiscal 2012. We believe lower consumer retail fuel demand contributed to our decline in comparable fuel gallons sold during the third quarter of fiscal 2013.

The decrease in fuel gross profit of $13.2 million or 19.7% is primarily attributable to the decrease in our retail margin per gallon to $0.123 in the third quarter of fiscal 2013 from $0.146 in the third quarter of fiscal 2012. Wholesale gasoline costs, as measured by the Gulf Spot price, declined approximately 32.0 cents per gallon during the third quarter of fiscal 2013 compared to 85.0 cents during the third quarter of fiscal 2012. After an initial sharp decline in wholesale prices in the first week of the third quarter of fiscal 2013, wholesale fuel costs stayed in an approximate 20.0 cent range until the last week of the third quarter of fiscal 2013. In comparison, wholesale fuel costs declined steadily throughout the third quarter of fiscal 2012. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.8 cents and 7.2 cents per retail gallon for the three months ended June 27, 2013 and June 28, 2012, respectively.

Store Operating. Store operating expenses for the third quarter of fiscal 2013 decreased $3.6 million, or 2.9%, from the third quarter of fiscal 2012. The decline is primarily due to lower insurance costs of $4.7 million resulting from improved loss experience and claims management processes and the impact of sold, closed and converted stores, which is partially offset by an increase in store advertising expense as a result of several advertising programs for the summer such as our "RooCup" campaign.

General and Administrative. General and administrative expenses for the third quarter of fiscal 2013 increased $912 thousand or 3.6% from the third quarter of fiscal 2012. This increase is due to higher professional fees and losses on asset sales, which is partially offset by lower personnel costs due to aligning our annual incentive plan accrual with our expected results.

Impairment Charges. We recorded impairment charges related to operating stores and surplus properties of $776 thousand and $1.8 million for the three months ended June 27, 2013 and June 28, 2012, respectively, as a result of changes in expected cash flows at certain operating stores and management determining that certain facts and circumstances changed regarding specific surplus properties. See Note 3, Asset Impairments and Note 9, Fair Value Measurements in Part I, Item 1, Financial Statements, Notes to Condensed Consolidated Financial Statements.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of an insignificant amount of interest income. Interest expense, net for the third quarter of fiscal 2013 was $22.0 million compared to $19.7 million for the third quarter of fiscal 2012. The increase is primarily due to higher interest rates on our credit facility and senior unsecured notes due in 2020 as well as higher credit facility fees for letters of credit and unused commitments. These increases were partially offset by lower interest expense as a result of repaying $61.3 million of outstanding convertible notes upon maturity in November 2012 and paying down approximately $92.0 million of credit facility debt as of part our August 2012 refinancing.

Income Tax Expense. Our effective tax rate for the third quarter of fiscal 2013 was 54.9% compared to 36.5% in the third quarter of fiscal 2012. We anticipate our effective tax rate will be approximately 32.6% in fiscal 2013 compared to 54.1% in fiscal 2012. The change in our effective tax rate for the third quarter of fiscal 2013 and the anticipated fiscal year 2013 rate is primarily due to actual and anticipated levels or profit before tax and the impact of the extension of the work opportunity tax credits (“WOTC”) which was reinstated as part of the 2012 Taxpayer Relief Act which was signed into law on January 2, 2013.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, net, gain (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the third quarter of fiscal 2013 decreased $9.4 million, or 12.5%, from the third quarter of fiscal 2012. This decrease is primarily attributable to the decrease fuel gross profit, which is partially offset by higher merchandise gross profit as well as lower store operating expenses.

Adjusted EBITDA is not a measure of operating performance or liquidity under generally accepted accounting principles ("GAAP") and should not be considered as a substitute for net income, cash flows from operating activities or other income or cash flow statement data. We have included information concerning Adjusted EBITDA because we believe investors find this information useful as a reflection of the resources available for strategic opportunities including, among others, to invest in our business, make strategic acquisitions and to service debt. Management also uses Adjusted EBITDA to review the performance of our business directly resulting from our retail operations and for budgeting compensation targets. Adjusted EBITDA does not include impairment of long-lived assets and other charges. We excluded the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets.

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

The following table contains a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
(in thousands)	June 27, 2013	June 28, 2012
Adjusted EBITDA	$65,335	$74,707
Impairment charges	(776)	(1,833)
Interest expense, net	(21,959)	(19,732)
Depreciation and amortization	(29,446)	(29,802)
Income tax expense	(7,216)	(8,525)
Net income	$5,938	$14,815

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities for the periods presented:

	Three Months Ended
(in thousands)	June 27, 2013	June 28, 2012
Adjusted EBITDA	$65,335	$74,707
Interest expense, net	(21,959)	(19,732)
Income tax expense	(7,216)	(8,525)
Stock-based compensation expense	623	546
Changes in operating assets and liabilities	19,147	22,861
Benefit for deferred income taxes	7,421	7,691
Other	1,567	2,638
Net cash provided by operating activities	$64,918	$80,186
Net cash used in investing activities	$(19,658)	$(9,925)
Net cash used in financing activities	$(10,104)	$(3,683)

Nine Months Ended June 27, 2013 Compared to the Nine Months Ended June 28, 2012

Merchandise Revenue and Gross Profit. The decrease in merchandise revenue of $15.4 million or 1.1% is primarily attributable to the impact of lost merchandise revenue from stores closed or converted to dealer operations since the beginning of fiscal 2012 of $24.4 million. This decline was partially offset by an increase in comparable store merchandise revenue of 0.5% or $7.0 million. We continued to experience declining volume in our cigarette category, but the impact was offset by improvements in other categories. Our comparable store merchandise revenue increased 2.7% excluding the impact of cigarettes.

Our merchandise gross profit increased $1.6 million or 0.4% from the first nine months of fiscal 2012 primarily due to the 50 basis point improvement in merchandise margin to 33.9% from 33.4%. The margin improvement was primarily in proprietary food service and other services categories. The increase in merchandise gross profit as a result of higher margins was largely offset by the decrease in merchandise revenue discussed above. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons and Gross Profit. The decrease in fuel revenue of $346.8 million is attributable to the decrease in retail fuel gallons sold and a decline in our average retail fuel prices. For the first nine months of fiscal 2013, retail fuel gallons sold decreased 6.6% or 90.3 million gallons compared to the first nine months of fiscal 2013 and 2012, respectively. Average retail fuel prices declined 0.6% to $3.47 from $3.49 in the first nine months of fiscal 2012. The gallon decline is primarily attributable to a 5.7% or 75.8 million gallon decline in comparable store retail fuel gallons sold along with 17.3 million gallons lost from stores closed or converted to dealer operations since the beginning of fiscal 2012. We believe lower consumer retail fuel demand resulted from several factors, including fewer miles driven and cooler weather, contributed to our decline in comparable fuel gallons sold during the first nine months of fiscal 2013.

The decrease in fuel gross profit of $14.8 million or 8.9% is primarily attributable to the decline in retail fuel gallons sold along with a decrease in our retail margin per gallon to $0.118 in the first nine months of fiscal 2013 from $0.121 in the first nine months of fiscal 2012. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.9 cents and 6.8 cents per retail gallon for the nine months ended June 27, 2013 and June 28, 2012, respectively.

Store Operating. Store operating expenses for the first nine months of fiscal 2013 decreased $11.3 million, or 2.9%, from the first nine months of fiscal 2012. The decline is primarily due to lower store personnel as a result of the impact of closed or converted stores, facilities costs as part of our continued effort to reduce controllable expenses and lower insurance cost of $4.4 million resulting from improved loss experience and claims management processes.

General and Administrative. General and administrative expenses for the first nine months of fiscal 2013 increased $2.0 million or 2.7% from the first nine months of fiscal 2012. The first nine months of fiscal 2012 included $2.6 million in gains related to various property transactions compared to insignificant activity in the first nine months of fiscal 2013. Excluding the impact of these transactions, general and administrative expenses declined for the first nine months of fiscal 2013 compared to the same period in fiscal 2012. This decline was partially offset by higher consulting expenses for a strategic planning initiative and severance expense of $633 thousand for two executive officers who left the company during the first nine months of fiscal 2013.

Impairment Charges. We recorded impairment charges related to operating stores and surplus properties of $4.0 million and $4.7 million for the nine months ended June 27, 2013 and June 28, 2012, respectively, as a result of changes in expected cash flows at certain operating stores and management determining that certain facts and circumstances changed regarding specific surplus properties. See Note 3, Asset Impairments and Note 9, Fair Value Measurements in Part I, Item 1, Financial Statements, Notes to Condensed Consolidated Financial Statements.

Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased $2.5 million from the third quarter of fiscal 2012. The decline is due to purchasing $48.5 million in principal of our convertible notes on the open market during the first six months of fiscal 2012 which resulted in a loss on the extinguishment of debt of $2.5 million. Additionally, we purchased $15.4 million in principal of our senior subordinated notes due in 2012 on the open market during the first six months of fiscal 2012 which resulted in a loss on the extinguishment of debt, net of written-off deferred financing costs, of $82 thousand.

Interest Expense, Net. Interest expense, net is primarily comprised of interest on our long-term debt and lease finance obligations, net of an insignificant amount of interest income. Interest expense, net for the first nine months of fiscal 2013 was $67.2 million compared to $61.3 million for the first nine months of fiscal 2012. The increase is primarily due to borrowings on our revolving credit facility during the second quarter of fiscal 2013, higher interest rates on our credit facility and senior unsecured notes due in 2020 as well as higher credit facility fees for letters of credit and unused commitments. These increases were partially offset by lower interest expense on our convertible notes due to purchasing $48.5 million in principal during the second quarter of fiscal 2012, repaying $61.3 million of outstanding convertible notes upon maturity in November 2012 and paying down approximately $92.0 million of credit facility debt as part of our August 2012 refinancing.

Income Tax Expense (Benefit). Our effective tax rate for the first nine months of fiscal 2013 was 26.2% compared to 3.8% in the first nine months of fiscal 2012. We anticipate our effective tax rate will be approximately 32.6% in fiscal 2013 compared to 54.1% in fiscal 2012. The change in our effective tax rate for the nine months ended June 27, 2013 and fiscal year 2013 is primarily due to actual and anticipated levels of profit before tax and the impact of the extension of the work opportunity tax credits (“WOTC”) which was reinstated as part of the 2012 Taxpayer Relief Act which was signed into law on January 2, 2013.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, net, gain (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the first nine months of fiscal 2013 decreased $4.0 million, or 2.5%, from the first nine months of fiscal 2012. This decrease is primarily attributable to the decrease in fuel gross profit as well as higher general and administrative expenses, which is partially offset by higher merchandise gross profit and lower store operating expenses.

The following table contains a reconciliation of Adjusted EBITDA to net loss for the periods presented:

	Nine Months Ended
(in thousands)	June 27, 2013	June 28, 2012
Adjusted EBITDA	$153,347	$157,322
Impairment charges	(3,955)	(4,743)
Loss on extinguishment of debt	—	(2,539)
Interest expense, net	(67,218)	(61,282)
Depreciation and amortization	(87,570)	(86,443)
Income tax benefit (expense)	1,412	(87)
Net income (loss)	$(3,984)	$2,228

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities for the periods presented:

	Nine Months Ended
(in thousands)	June 27, 2013	June 28, 2012
Adjusted EBITDA	$153,347	$157,322
Loss on extinguishment of debt	—	(2,539)
Interest expense, net	(67,218)	(61,282)
Income tax benefit (expense)	1,412	(87)
Stock-based compensation expense	2,348	2,170
Changes in operating assets and liabilities	(12,060)	12,426
Benefit for deferred income taxes	(1,056)	(1,704)
Other	4,340	9,194
Net cash provided by operating activities	$81,113	$115,500
Net cash used in investing activities	$(55,518)	$(46,120)
Net cash used in financing activities	$(70,623)	$(103,354)

Liquidity and Capital Resources

	Nine Months Ended
(in thousands)	June 27, 2013	June 28, 2012
Cash and cash equivalents at beginning of year	$89,175	$213,768
Net cash provided by operating activities	81,113	115,500
Net cash used in investing activities	(55,518)	(46,120)
Net cash used in financing activities	(70,623)	(103,354)
Cash and cash equivalents at end of year	$44,147	$179,794
Consolidated total adjusted leverage ratio (1)	5.37	5.20

(1)	As defined by the senior credit facility agreement.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility to finance our operations, pay principal and interest on our debt and fund capital expenditures. We had approximately $93.8 million of standby letters of credit issued under the facility as of June 27, 2013.

Cash Flows provided by Operating Activities. Cash provided by operating activities decreased to $81.1 million for the first nine months of fiscal 2013 compared to $115.5 million for the first nine months of fiscal 2012. The decrease in cash flow from operations is primarily due to our net loss in fiscal 2013 and changes in working capital. Changes in working capital used cash of $7.5 million in the first nine months of fiscal 2013 compared to providing cash of $16.8 million in the first nine months of fiscal 2012. The changes in working capital were primarily the result of an increase in merchandise inventories of $15.9 million in the first nine months of fiscal 2013 compared to a decrease of $500 thousand in the first nine months of fiscal 2012 and changes in other current liabilities which used cash of $6.9 million in the first nine months of fiscal 2013 compared to providing cash of $6.4 million in the first nine months of fiscal 2012. The largest driver of the changes in other current liabilities was related to an increase in our deferred vendor rebates of $4.0 million in the first nine months of fiscal 2012 as a result of management's decision to de-brand locations with a fuel vendor compared to a decrease of $2.0 million in the first nine months of fiscal 2013 as we used cash to pay for the remaining contractual liability.

Cash Flows used in Investing Activities. Cash used in investing activities increased to $55.5 million for the first nine months of fiscal 2013 compared to $46.1 million for the first nine months of fiscal 2012. Capital expenditures for the first nine months of fiscal 2013 were $58.7 million which was partially offset by proceeds from the sale of property and equipment of $3.4 million. Capital expenditures for the first nine months of fiscal 2012 were $57.8 million which was partially offset by proceeds from the sale of property and equipment of $8.6 million. Capital expenditures remained relatively flat increasing $900 thousand and primarily relate to store improvements, store equipment, new store development, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. We finance substantially all capital expenditures and new store development through cash flows from operations, asset dispositions and vendor reimbursements. We anticipate that capital expenditures for fiscal 2013 will be approximately $77.0 to $82.0 million assuming no material cost for fuel rebranding. The proceeds from the sale of property and equipment relate to our ongoing initiative to divest our under-performing store assets and non-productive surplus properties.

Cash Flows used in Financing Activities. For the first nine months of fiscal 2013, net cash used in financing activities was $70.6 million compared to $103.4 million for the first nine months of fiscal 2012. During the first nine months of fiscal 2013, our convertible notes matured and we used available cash to repay the $61.3 million of outstanding convertible notes. Additionally, we borrowed $158.0 million and made principal payments of $158.0 million on our revolving credit facility during the first nine months of fiscal 2013. During the first nine months of fiscal 2012, we purchased approximately $48.5 million in principal amount of our outstanding convertible notes and approximately $15.4 million in principal amount of our outstanding senior subordinated notes due in 2014 in open market transactions. Additionally, we paid $31.0 million in principal amount of our senior credit facility.

Sources of Liquidity

As of June 27, 2013, we had approximately $44.1 million in cash and cash equivalents and approximately $131.2 million in available borrowing capacity under our revolving credit facility, approximately $66.2 million of which was available for the issuances of letters of credit.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Funds generated by operating activities, available cash and cash equivalents, our credit facility, lease finance transactions and asset dispositions continue to be our most significant sources of liquidity. During the third quarter of fiscal 2013, we repaid borrowings on our revolving credit facility. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated strategic initiatives for the next twelve months. However, in the event our liquidity is insufficient, we may be required to limit our spending on future initiatives or other business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

Our financing strategy is to maintain liquidity and access to capital markets. We expect to continue to have access to capital markets on both short and long-term bases when needed for liquidity purposes. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining our credit ratings. Our credit ratings and outlooks issued by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") as of June 27, 2013, are summarized below:

Rating Agency	Senior Secured Credit Facility	Senior Unsecured Notes due 2020	Corporate Rating	Corporate Outlook
Moody's	B1	Caa1	B2	Stable
Standard & Poor's	BB	B+	B+	Stable

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

Capital Resources

Capital Expenditures

We anticipate spending between $77.0 to $82.0 million in capital expenditures during fiscal 2013 assuming no material cost for fuel rebranding. Our capital expenditures typically include new stores, store remodeling, fuel imaging, store equipment, merchandising projects and information technology enhancements. Refer to Note 8, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information regarding our significant commitments for capital expenditures.

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

In August 2012, we issued $250.0 million of 8.375% senior unsecured notes (“senior notes”) maturing in 2020. Subsequent to the end of our second quarter of fiscal 2013, we filed a prospectus with the SEC in which we have offered to exchange our $250.0 million outstanding 8.375% senior notes due in 2020 for $250.0 million registered 8.375% senior notes due in 2020 with substantially identical terms and conditions. This exchange had no impact on our financial position, results of operations or cash flows.

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

As of June 27, 2013, we were in compliance with all covenants under our credit facility and senior notes.

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

Critical Accounting Policies

As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended September 27, 2012, we consider our policies on long-lived assets - operating stores, goodwill, asset retirement obligations, self-insurance liabilities and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. Other than the goodwill critical accounting policy disclosures described in our Form 10-Q for the quarter ended March 28, 2013, there have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 27, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosures. We are subject to interest rate risk on a portion of our existing long-term debt and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our senior notes due in 2020 and our variable rate debt relates to borrowings under our senior credit facility. We are exposed to market risks inherent in our condensed consolidated financial statements, which arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. Our long-term debt as of June 27, 2013, including applicable interest rates, is discussed in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of

Operations – Liquidity and Capital Resources. The following table presents the future principal cash flows by fiscal year and weighted-average interest rates on our existing long-term debt instruments based on rates in effect as of June 27, 2013. Fair values have been determined based on quoted market prices as of June 27, 2013.

	Expected Maturity Date
(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$5	$—	$—	$—	$—	$250,000	$250,005	$267,505
Weighted-average interest rate	8.38%	8.38%	8.38%	8.38%	8.38%	8.38%
Long-term debt (variable rate)	$638	$2,550	$2,550	$2,550	$2,550	$242,887	$253,725	$256,262
Weighted-average interest rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%

Qualitative Disclosures. Our primary exposure relates to:

•	Interest rate risk on long-term and short-term borrowings resulting from changes in LIBOR;

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future strategic business initiatives.

We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Item 4.  Controls and Procedures.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Except for the risk factor indicated below and those described in our Form 10-Q for the quarter ended March 28, 2013, there have been no material changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended September 27, 2012.

Because we depend on our senior management’s experience and knowledge of our industry, we would be adversely affected if we were to lose any members of our senior management team.

We are dependent on the continued efforts of our senior management team. Boris Zelmanovich became our Senior Vice President, Chief Merchandising Officer effective June 3, 2013. If, for any reason, our senior executives do not continue to be active in management or management is unable to successfully locate successors for them, our business, financial condition, results of operations and cash flows could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the third quarter of fiscal 2013.

The following table lists all repurchases during the third quarter of fiscal 2013 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2013 - April 25, 2013	5,721	$12.47	—	$—
April 26, 2013 - May 30, 2013	182	$12.54	—	—
May 31, 2013 - June 27, 2013	54	$13.88	—	—
Total	5,957	$12.48	—	$—

(1)	Represents shares repurchased in connection with tax withholding obligations under The Pantry, Inc. 2007 Omnibus Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).
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

10.1
Fifth Amendment to Master Conversion Agreement by and between the Pantry and Marathon® Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2
Fourth Amendment to Guaranteed Supply Agreement by and between the Pantry and Marathon® Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.3	Employment Agreement effective as of June 3, 2013 by and between Boris Zelmanovich and the Company.

10.4
Amended and Restated Master Conversion Agreement by and between The Pantry and Marathon® Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.5
Amended and Restated Guaranteed Supply Agreement by and between The Pantry and Marathon® Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

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

THE PANTRY, INC.
By: /s/ B. Clyde Preslar
B. Clyde Preslar

Senior Vice President and Chief Financial Officer

(Authorized Officer and Principal
Financial Officer)

Date:	August 6, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

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

10.1
Fifth Amendment to Master Conversion Agreement by and between the Pantry and Marathon® Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.2
Fourth Amendment to Guaranteed Supply Agreement by and between the Pantry and Marathon® Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.3	Employment Agreement effective as of June 3, 2013 by and between Boris Zelmanovich and the Company.

10.4
Amended and Restated Master Conversion Agreement by and between The Pantry and Marathon® Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.5
Amended and Restated Guaranteed Supply Agreement by and between The Pantry and Marathon® Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

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