Form 10-K
period 2013-09-26
PANTRY INC
filed 2013-12-10
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 28, 2013 was $282,128,438.

As of December 5, 2013, there were issued and outstanding 23,533,554 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Pantry’s Proxy Statement for the Annual Meeting of Stockholders to be held March 13, 2014 are incorporated by reference in Part III of this Form 10-K.

THE PANTRY, INC.

PART I

Item 1.   Business.

General

We are a leading independently operated convenience store chain in the southeastern United States. As of September 26, 2013, we operated 1,548 stores in 13 states primarily under the Kangaroo Express® operating banner. All but our very smallest stores offer a wide selection of merchandise which includes foodservice, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

Our principal executive offices are located at 305 Gregson Drive, Cary, North Carolina 27511. Our telephone number is 919-774-6700. We were originally incorporated under the laws of Delaware on July 13, 1987.

References in this annual report to "The Pantry," "Pantry," "we," "us," "our" and "our company" refer to The Pantry, Inc. and references to "fiscal 2013" refer to our fiscal year which ended on September 26, 2013, references to "fiscal 2012" refer to our fiscal year which ended on September 27, 2012, references to "fiscal 2011" refer to our fiscal year which ended on September 29, 2011, references to "fiscal 2010" refer to our fiscal year which ended on September 30, 2010. All fiscal years presented included 52 weeks, except fiscal 2010, which included 53 weeks.

Operations

Our convenience stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers.

Each convenience store is generally staffed with a store manager, a lead assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours a day, seven days a week. Select stores are staffed with a store manager, a lead assistant manager, an assistant manager store food and sales associates. We operate 225 proprietary foodservice and quick service restaurants at 222 of our locations. Our field operations organization is comprised of a network of divisional vice presidents, regional directors and district managers who, with our corporate management, evaluate store operations. Each district manager typically oversees an average of 11 stores. We also monitor store conditions, maintenance and customer service through a regular store visitation program by district and region management as well as periodic visits by our executives and corporate management.

Merchandise Operations.  Our convenience stores offer a wide assortment of food, beverages, non-food merchandise and various services. The following table details our category sales, as a percentage of total merchandise sales, for the last five fiscal years:

	2013	2012	2011	2010	2009
Cigarettes	30.1%	31.5%	33.2%	33.6%	30.0%
Grocery and other tobacco products	24.0	23.6	23.6	24.6	29.5
Packaged beverages	16.6	16.1	15.7	18.8	16.3
Beer and wine	14.9	14.8	14.8	15.1	16.1
Foodservice	10.8	10.6	9.4	4.8	4.7
Services	3.6	3.4	3.3	3.1	3.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Our foodservice category includes both proprietary foodservice and quick service restaurants consisting of major national brands and our in-house proprietary brand, Aunt M’s®. The following table shows our quick service restaurants by brand:

	2013	2012
Subway®	149	147
Aunt M® (1)	37	37
Dairy Queen®	12	12
Hardee's®	6	7
Krystal®	5	5
Baskin Robbins®	4	5
Other®(2)	9	5
	222	218

(1) Our in-house proprietary quick service restaurants feature breakfast biscuits, fried chicken, deli and other hot food offerings.
(2) Other includes Quiznos®, Church’s®, Bojangles®, Taco Del Mar® and Little Caesars®.

Our services revenue is derived from sales of lottery tickets, prepaid products, money orders, ATMs and other ancillary product and service offerings. We also offer car washes at 252 locations.

Fuel Operations.  We offer a mix of branded and private branded fuel based on an evaluation of local market conditions and other factors. The following table illustrates the number of locations selling branded and private branded retail fuel at the end of each of the last five fiscal years:

	2013	2012	2011	2010	2009
Branded	1,029	1,026	1,107	1,088	1,141
Private branded	507	540	526	532	514
Total	1,536	1,566	1,633	1,620	1,655

We purchase fuel from major oil companies and independent refiners. We purchase our branded fuel from major oil companies under multi-year supply agreements. Our branded fuel is sold under the Marathon®, BP®, CITGO®, Shell®, ExxonMobil®, ConocoPhillips® and Valero® brand names. The majority of our private branded fuel is sold under our Kangaroo Express® banner. Our fuel supply agreements typically contain provisions relating to, among other things, minimum volumes, payment terms, use of the supplier’s brand names, compliance with the supplier’s requirements, acceptance of the supplier’s credit cards, insurance coverage and compliance with legal and environmental requirements. Our inventories of fuel turn approximately every five days.

The following table highlights certain information regarding our fuel supply our combined branded and unbranded during fiscal 2013:

Fuel Supply	2013	Contract Expiration Calendar Year
Marathon(1)	44.4%	2017
BP®(2)	22.2%	2019
Other(3)	33.4%
	100.0%

(1) The branded and unbranded product supply agreement expires in December 2017 subject to Marathon’s right to renew for an additional year which extends the agreement to December 2018. In addition, Marathon has agreed to provide products to us for a transition period ending on March 31st of the year following termination of the agreements.
(2) The branded product supply agreement expires in December 2019.
(3) We purchase fuel from various other suppliers including major oil companies and regional suppliers.

Distribution

Merchandise.  In fiscal 2013, we purchased 56.0% of our merchandise, including most tobacco and grocery products, through a single wholesale grocer, McLane Company, Inc. ("McLane"), a wholly owned subsidiary of Berkshire Hathaway, Inc. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the balance of our merchandise from approximately 500 distributors. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores.

Fuel.  Our fuel is distributed from fuel terminals to our stores through third parties. There are approximately 60 fuel terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores.

Employees

As of September 26, 2013, we had 14,903 total employees (6,693 full-time and 8,210 part-time), with 14,094 employed in our stores and 809 in corporate and field management positions. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. None of our employees are subject to collective bargaining agreements and we consider our employee relations to be in good standing.

Operating Market

We operate convenience stores primarily in the southeastern United States. Approximately 32.0% of our stores are strategically located in coastal/resort areas such as:

•	Jacksonville, Orlando/Disney World® and St. Augustine, Florida;

•	Charleston, Hilton Head and Myrtle Beach, South Carolina; and

•	Gulfport/Biloxi, Mississippi.

These areas attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 22.4% of our stores are situated along major interstates and highways, which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal/resort areas. Almost all of our stores are freestanding structures averaging approximately 2,900 square feet and provide ample customer parking.

Geographic Information

All of our revenues are generated within the United States and all of our long-lived assets are located within the United States. The following table shows the geographic distribution by state of our stores at the end of each of the last five fiscal years:

	Percentage of Total Stores as of September 26, 2013	Number of Stores as of Fiscal Year End
State		2013	2012	2011	2010	2009
Florida	24.2%	374	378	399	415	440
North Carolina	22.5%	348	360	378	382	384
South Carolina	17.2%	266	270	276	279	284
Georgia	7.2%	111	114	128	131	132
Alabama	7.1%	110	110	112	113	114
Tennessee	6.3%	98	98	100	104	104
Mississippi	6.1%	94	95	97	99	100
Virginia	2.8%	44	48	50	50	50
Kansas	2.7%	42	42	43	—	—
Kentucky	1.5%	23	24	27	29	29
Louisiana	1.7%	27	27	27	27	27
Indiana	0.5%	8	9	9	9	9
Missouri	0.2%	3	3	3	—	—
Total	100.0%	1,548	1,578	1,649	1,638	1,673

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

Acquisitions and Divestitures

Acquisitions.  In fiscal 2013, we purchased two convenience stores in Conway and Hilton Head Island, South Carolina. In fiscal 2011, we purchased one store in North Carolina and 47 stores from Presto Convenience Stores, LLC ("Presto") in Kansas (44) and Missouri (3). The 47 stores purchased separately from Presto operate under the Presto trade name. The Presto acquisition included the real estate underlying 36 of the stores. These acquisitions were funded using available cash on hand. We did not acquire any stores in fiscal 2012.

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

The following table summarizes our activities related to acquisitions, store openings, store closures and sales and store conversions for each of the last five fiscal years:

	Fiscal Year Ended
	2013	2012	2011	2010	2009
Number of stores at the beginning of period	1,578	1,649	1,638	1,673	1,653
Acquired or opened	8	—	48	—	44
Closed or sold	(36)	(42)	(19)	(34)	(24)
Converted	(2)	(29)	(18)	(1)	—
Number of stores at the end of period	1,548	1,578	1,649	1,638	1,673

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

Government Regulation

Environmental Matters.  We are subject to various laws and government regulations concerning environmental matters. Federal environmental legislation that affects us includes the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and the Clean Air Act. Additionally, the Environmental Protection Agency ("EPA") has the authority to write regulations that have an effect on our operations.

In addition to these federal legislative Acts, various states have authority under the federal statutes mentioned above. Many state and local governments have adopted environmental laws and regulations, some of which are similar to federal requirements.

We record environmental liabilities for these environmental costs when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Environmental liabilities represent our estimates for future expenditures for remediation and related litigation as a result of releases (i.e., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We rely upon reimbursements from applicable state trust funds and third-party insurance carriers to fund the majority of our environmental costs. Amounts that are probable of reimbursement under state trust fund programs or third-party insurers, based on our experience, are recognized as receivables, excluding all deductibles.

Compliance with these environmental laws and regulations affect our operations in the sale and storage of fuel, financial responsibility for corrective actions and compensatory damages to third parties. Federal and state authorities may seek fines and penalties for violating these laws and regulations. A violation or change of these laws or regulations could have a material effect on our business, financial condition, results of operations and cash flows.

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

Financial Information

For information with respect to revenue and operating profitability, see the items referenced in Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations and the Consolidated Statements of Operations, included in Item 8. Consolidated Financial Statements and Supplementary Data.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our internet website at www.thepantry.com., as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers of the Registrant

The following table provides information on our executive officers. There are no family relationships between any of our executive officers:

Name	Age	Title
Dennis G. Hatchell	64	President, Chief Executive Officer and Director
B. Clyde Preslar	59	Senior Vice President, Chief Financial Officer
Keith S. Bell	50	Senior Vice President, Fuels
Thomas D. Carney	66	Senior Vice President, General Counsel and Secretary
Keith A. Oreson	57	Senior Vice President, Human Resources
Patrick J. Venezia	49	Senior Vice President, Operations
Boris Zelmanovich	43	Senior Vice President, Chief Merchandising Officer

Dennis G. Hatchell joined us as our President and Chief Executive Officer on March 5, 2012, and as a Director on March 27, 2012. Prior to joining us, he was with Alex Lee, Inc., ("Alex Lee"), where he served as Vice Chairman since April 2011. Prior to becoming Vice Chairman, Mr. Hatchell served as President and Chief Operating Officer of Alex Lee from December 1995 to April 2011, where he was responsible for developing and implementing the company’s strategic business plan and operating budgets and overseeing its three operating companies as well as carrying out the succession plan, supervision and training of senior leadership. Mr. Hatchell has also served as President of Lowes Food Stores, Inc., a division of Alex Lee, from 1989 to 1995 and Group Vice President of Merchandising and Store Operations from 1986 to 1989 for H. E. Butt Grocery Company in San Antonio, Texas. Prior to that, Mr. Hatchell served as President of Merchant Distributors, Inc., a division of Alex Lee from 1980 to 1986. He also served in several positions rising to Vice President, General Manager of Western Grocers (Super Valu) in Denver, Colorado from 1972 to 1980. Mr. Hatchell received a Bachelor's Degree from the University of Colorado in 1971.

B. Clyde Preslar joined us as our Senior Vice President, Chief Financial Officer in February 2013. Prior to joining us, Mr. Preslar served as Senior Vice President and Chief Financial Officer for the short line and regional freight railroad operator, RailAmerica, Inc. Prior to RailAmerica, Inc., Mr. Preslar served as Executive Vice President and Chief Financial Officer at Cott Corporation, a manufacturer of non-alcoholic beverage products, and as Vice President and Chief Financial Officer and Secretary at snack food manufacturer Lance, Inc. Earlier in his career, he was Director of Financial Services for Worldwide Power Tools at Black & Decker, and served as Director of Investor Relations at RJR Nabisco. Mr. Preslar holds a Bachelor’s Degree in Business Administration and Economics from Elon College and a Master’s Degree in Business Administration from Wake Forest University. He is a past Director of both Alliance One International, Inc. and Forward Air Corporation.

Keith S. Bell joined us as our Senior Vice President, Fuels in July 2006. Prior to joining us, Mr. Bell spent 18 years with BP and Amoco Oil Company ("Amoco"), which was acquired by BP in 1998, where he most recently spent two years as Vice President of BP’s US branded jobber business. During his career at BP and Amoco, Mr. Bell progressed through a variety of executive positions including two years as Vice President of Pricing and Supply for BP’s US Fuels Northeast Region, two years as Eastern US Regional Vice President of BP’s branded jobber business, and three years as Performance Unit Leader – Southeast. Mr. Bell received a Bachelor's Degree from the University of Rochester.

Thomas D. Carney joined us as Senior Vice President, General Counsel and Secretary in June 2011. From December 1994 until January 2011, Mr. Carney served as Vice President, General Counsel and Secretary for Borders Group, Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 2011. Prior to joining Borders Group, Inc. in 1994, Mr. Carney served as a partner at the Dickinson Wright law firm and as Vice President, General Counsel and Secretary of Hoover Universal, Inc. Mr. Carney received a Bachelor's Degree from the University of Michigan and a Juris Doctor Degree from the University of Michigan Law School.

Keith A. Oreson joined us as our Senior Vice President, Human Resources on June 14, 2010. Prior to joining us, Mr. Oreson served as Senior Vice President of Human Resources for Advance Auto Parts from 2005 to 2010. In that position, he led the human resources function for the country's second largest automotive retailer which employed 50,000 people in over 3,400 locations. He also served in the top human resource position for Frank’s Nursery and Crafts from 1998 to 2005 and the top human resource position at ARAMARK Uniform Services from 1993 to 2007. His career in human resources also includes positions with the Pizza Hut division of PepsiCo and GTE. Mr. Oreson received his Bachelor's Degree in Business Administration and his Master's Degree in Labor and Industrial Relations from Michigan State University.

Patrick J. Venezia joined us as our Senior Vice President, Operations in September 2012. Mr. Venezia recently served as President of TitleMax with responsibilities for overseeing 813 stores in over 13 states. Prior to TitleMax, Mr. Venezia worked in various operations positions at Walmart. Most recently serving as Division President for Walmart’s Northeast Division where he was responsible for 120 thousand associates, 420 stores and $32 billion in sales. Mr. Venezia has also worked as President & General Manager for Wells Fargo Merchant Services and as a Brand Manager for Proctor & Gamble. Mr. Venezia received his Bachelor's Degree in Civil Engineering from the United States Military Academy, West Point, New York.

Boris Zelmanovich joined us as our Senior Vice President, Chief Merchandising Officer in June 2013. Prior to joining us, Mr. Zelmanovich served as Vice President-Merchandising Strategy with Big Lots, an international value store chain with 1500 stores in the USA and Canada. Mr. Zelmanovich was responsible for development of strategic merchandising plans and repositioning the merchandising portfolio to drive market differentiation. Prior to Big Lots, Mr. Zelmanovich worked for nine years at Family Dollar in various Vice President positions in merchandising where he was responsible for food, beverage, candy, general merchandise and household products categories. Mr. Zelmanovich earned his Bachelor's Degree in Logistics & Transportation / Marketing and his Master’s Degree in Business Administration in Supply Chain Management & Information Technology from the University of Tennessee.

Item 1A.   Risk Factors.

You should carefully consider the known material risks described below and under "Part II.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" before making a decision to invest in our securities. The risks and uncertainties described below and elsewhere in this report are not the only ones facing us. These risk factors may change from time to time and may be amended, supplemented or superseded by updates to the risk factors contained in our future periodic reports on Form 10-K, Form 10-Q and reports on other forms we file with the SEC. If any such risks actually occur, our business, financial condition or results of operations could be materially affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Industry

The convenience store and retail fuel industries are highly competitive and impacted by new entrants. Increased competition could result in lower margins.

The convenience store and retail fuel industries in the geographic areas in which we operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, fuel service stations, mass merchants, dollar stores, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, including supermarkets, club stores and mass merchants, have begun to compete directly with convenience stores. These non-traditional fuel retailers have obtained a significant share of the fuel market and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and fuel sales. Additionally, major convenience store operators have announced intentions to enter or expand in markets we currently serve. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than we do. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.

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

In addition, rising fuel costs have other adverse impacts which include (i) liquidity as it increases the cost of our fuel inventory as well as the size of related letters of credit we must obtain and (ii) fuel costs are a focus of national attention and rising fuel costs in the past have led to political criticism of fuel sellers as well as investigations into alleged fuel "price gouging".

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

Market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets, actual and potential job losses among sectors of the economy, significant declines in the stock market resulting in large losses in consumer retirement and investment accounts, uncertainty regarding future federal tax and economic policies and similar circumstances affect consumer confidence and may curtail retail spending and result in decreases in miles driven. We have experienced periodic per store sales declines in both fuel and merchandise as a result of these economic conditions. If these economic conditions exist, we may experience sales declines in both fuel and merchandise, which could have a material effect on our business, financial condition and results of operations.

Legal, technological, political and scientific developments regarding climate change may decrease demand for fuel.

Developments regarding climate change and the effects of greenhouse gas emissions on climate change and the environment may decrease the demand for our major product, petroleum-based fuel. Attitudes toward our product and its relationship to the environment and the "green movement" may significantly affect our sales and ability to market our product. New technologies developed to steer the public toward non-fuel dependent means of transportation may create an environment with negative attitudes toward fuel, thus affecting the public's attitude toward our major product and potentially having a material effect on our business, financial condition and results of operations. Further, new technologies developed to improve fuel efficiency or governmental mandates to improve fuel efficiency may result in decreased demand for petroleum-based fuel, which could have a material effect on our business, financial condition and results of operations.

Wholesale cost increases of, tax increases on, and campaigns to discourage tobacco products could adversely impact our operating results.

Significant increases in wholesale cigarette costs and tax increases on tobacco products, as well as national and local campaigns to discourage the use of tobacco products, may have an adverse effect on demand for cigarettes and other tobacco products. Although the states in which we operate have historically imposed relatively low taxes on tobacco products, periodically one or more of these states consider increasing the tax rate for tobacco products, either to raise revenues or deter the use of tobacco. Any increase in federal or state taxes on our tobacco products could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material effect on our business, financial condition and results of operations.

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

In June 2009, Congress gave the Food and Drug Administration ("FDA") broad authority to regulate tobacco products through passage of the Family Smoking Prevention and Tobacco Control Act ("FSPTCA"). The FSPTCA:

•	Sets national performance standards for tobacco products;

•	Requires manufacturers, with certain exceptions, to obtain FDA clearance or approval for cigarette and smokeless tobacco products commercially launched, or to be launched;

•	Required new and larger warning labels on tobacco products; and

•	Requires FDA approval for the use of terms such as "light" or "low tar".

Under the FSPTCA, the FDA has passed regulations that:

•	Prohibit the sale of cigarettes or smokeless tobacco to anyone under the age of 18 years (state laws are permitted to set a higher minimum age);

•	Prohibit the sale of single cigarettes or packs with less than 20 cigarettes;

•	Prohibit the sale or distribution of non-tobacco items such as hats and t-shirts with tobacco brands, names or logos;

•	Prohibits the sale of cigarettes and smokeless tobacco in vending machines, self-service displays or other impersonal modes of sales, except in very limited situations;

•	Prohibits free samples of cigarettes and limits distribution of smokeless tobacco products;

•	Prohibits tobacco brand name sponsorship of any athletic, musical or other social or cultural event, or any team or entry in those events;

•	Prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products; and

•	Requires that audio ads use only words with no music or sound effects.

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

In addition, the credit agreement governing our senior credit facility and the indenture governing our senior unsecured notes ("senior notes") contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

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

Our ability to make payments on our indebtedness, including without limitation any payments required to be made to holders of our senior notes and to refinance our indebtedness and fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

If we do not comply with the covenants in the credit agreement governing our senior credit facility and the indenture governing our senior notes or otherwise default under them, we may not have the funds necessary to pay all of our indebtedness that could become due.

The credit agreement governing our senior credit facility and the indenture governing our senior notes require us to comply with certain covenants.  In particular, the credit agreement governing our senior credit facility requires us to comply with certain financial covenants. As discussed under "Capital Resources", "Debt"  included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, the financial covenants under our credit agreement change as of the end of the first quarter of fiscal 2014. We believe that we will be able to continue to satisfy these covenants; however, certain factors could result in our inability to comply with our covenants. In the event we are unable to comply with our financial covenants, or our performance suggests an impending inability to comply, we would attempt to negotiate with our lenders to obtain loan modifications or, if necessary, waivers of compliance with required ratios under our senior credit facility. We cannot predict whether our lenders will provide loan modifications or waivers, what the terms of such modifications or waivers would be or what impact any such modifications or waivers might have on our liquidity, financial condition or results of operations, but depending on the results of such negotiation, the impact could be materially adverse.

In addition to the financial covenants under our credit agreement, our credit agreement and the indenture governing our senior notes contain additional affirmative and negative covenants, including restrictions on our ability to acquire and dispose of assets, engage in mergers or reorganizations, incur indebtedness, pay dividends or make investments or capital expenditures.

A violation of any of our covenants could cause an event of default under our credit agreement and the indenture governing our senior notes. If we default on the credit agreement governing our senior credit facility or the indenture governing our senior notes because of a covenant breach or otherwise, all outstanding amounts could become immediately due and payable. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our credit agreement or the indentures governing our senior notes likely would have a material effect on us.

If future circumstances indicate that goodwill is impaired, there could be a requirement to write down amounts of goodwill and record impairment charges.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the recoverability of goodwill, we make estimates and assumptions about sales, operating margin, growth rates, consumer spending levels, general economic conditions and the market prices for our common stock. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. We could be required to evaluate the recoverability of goodwill prior to the annual assessment if we experience, among others, disruptions to the business, unexpected significant declines in our operating results, divestiture of a significant component of our business, changes in operating strategy or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges could substantially affect our financial results in the periods of such charges. In addition, impairment charges could negatively impact our financial ratios and could limit our ability to obtain financing on favorable terms, or at all, in the future.

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

Our business is subject to various other state and federal regulations, including, without limitation, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, or impact of mandated health care benefits would likely result in an increase in our labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material effect on our business, financial condition and results of operations. In addition, legislative and regulatory initiatives regarding climate change and greenhouse gas emissions could have a material impact on our business, financial condition and results of operations by increasing our regulatory compliance expenses, increasing our fuel costs and/or decreasing customer demand for fuel sold at our locations.

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

We depend on suppliers for all of our fuel. A disruption in fuel supply, a change in our relationship with our suppliers or a failure to comply with our fuel supply contracts could have a material effect on our business.

We purchase all of our fuel from suppliers, primarily oil companies with which we have fuel supply agreements of varying durations. During fiscal 2013, Marathon and BP supplied approximately 66.6% of our fuel purchases. Refer to Part I, Fuel Operations, of this Annual Report on Form 10-K for further information regarding expiration dates of our fuel contracts.

Many of our fuel supply agreements contain minimum volume provisions. A failure to purchase the minimum volumes could result in an increase in our fuel costs and/or other remedies available to the supplier, including termination of some agreements.

We cannot provide assurance that we will be able to continue to obtain fuel on acceptable terms. A change of suppliers, a disruption in supply or a significant change in our relationship with our principal suppliers, or a failure to purchase required minimum volumes under our fuel agreements could have a material impact on our business, financial condition and results of operations.

Because we depend on our senior management’s experience and knowledge of our industry, we would be adversely affected if we were to lose any members of our senior management team.

We are dependent on the continued efforts of our senior management team. If, for any reason, our senior executives do not continue to be active in management or management is unable to successfully locate a successor for them, our business, financial condition, results of operations and cash flows could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, our operating results may be adversely affected.

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

We depend on information technology systems ("IT systems") to manage numerous aspects of our business transactions and provide information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, computer viruses and laws and regulations necessitating mandatory upgrades and timelines with which we may not be able to comply. Any serious disruption could cause our business and competitive position to suffer and adversely affect our operating results.

Our business, financial position and our reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with applicable regulations relating to data security and privacy.

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

We expect to devote significant resources to our store improvement strategies, which include remodeling and/or re-branding certain stores. There can be no assurance that these initiatives will be successful or that they will represent the most productive use of our resources. If we are unable to successfully implement our store improvement strategies, or if these strategies do not yield the expected benefits, our financial results may be harmed. In addition, our experience is that re-branding our stores often results in a temporary loss of sales at the applicable stores. If such reductions in sales are larger or longer in duration than we expect, we may not realize the anticipated benefits from our initiatives, which could adversely affect our operating results.

We may not be successful in our efforts to divest non-core stores and may have on-going liabilities with respect to divested or dealer operated properties.

We periodically review our store portfolio to identify those stores that, due to their performance, location or other characteristics, merit investment on an on-going basis. We attempt to divest the remaining stores and other non-strategic assets through a variety of means, including asset sales, leases and subleases of property and dealer arrangements. There can be no assurance that we will be able to identify acceptable parties to purchase or lease the assets or operate the stores that we desire to divest. In addition, we may remain liable or contingently liable for obligations relating to the divested or dealer-operated properties, and there can be no assurance that the other party to a transaction will be able to satisfy its indemnification or other obligations to us.

Other Risks

Future sales of additional shares into the market may depress the market price of our common stock.

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of December 5, 2013, there were 23,533,554 shares of our common stock outstanding, most of which are freely tradable. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

There currently is a public market for our common stock, but there is no assurance that there will always be such a market. Securities markets worldwide experience significant price and volume fluctuations. This market volatility could significantly affect the market price of our common stock without regard to our operating performance. In addition, the price of our common stock could be subject to wide fluctuations in response to the following factors among others:

•	A deviation in our results from the expectation of public market analysts and investors;

•	Statements by research analysts about our common stock, our Company or our industry;

•	Changes in market valuations of companies in our industry and market evaluations of our industry generally;

•	Additions or departures of key personnel;

•	Actions taken by our competitors;

•	Sales or other issuances of common stock by us or our senior officers; or

•	Other general economic, political or market conditions, many of which are beyond our control.

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

Provisions in our certificate of incorporation and our bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Our certificate of incorporation and bylaws:

•	Authorize the issuance of up to five million shares of "blank check" preferred stock that could be issued by our Board of Directors to thwart a takeover attempt without further stockholder approval;

•	Prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

•	Limit who may call special meetings;

•	Limit stockholder action by written consent, generally requiring all actions to be taken at a meeting of the stockholders; and

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

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

As of September 26, 2013, we own the real property at 412 of our stores and lease the real property at 1,136 stores. Management believes that none of these leases are individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. Certain of these leases are accounted for as lease finance obligations whereby the leased assets and related lease liabilities are included in our Consolidated Balance Sheets.

The aggregate rent paid in fiscal 2013 for operating leases and leases accounted for as lease finance obligations was $69.5 million and $51.8 million, respectively. The following table lists our leases by calendar year of expiration:

Lease Expiration	With Renewal Options	Without Renewal Options	Total Leased
2013 - 2017	391	31	422
2018 - 2022	522	13	535
2023 - 2027	171	3	174
2028 - 2032	2	1	3
2033 - 2037	—	2	2
	1,086	50	1,136

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

We own a two-story, 62,000 square foot office building in Cary, North Carolina that functions as our corporate headquarters. We also own a three story, 51,000 square foot corporate support building in Sanford, North Carolina. We believe that we will continue to have adequate office space for the foreseeable future.

Item 3.   Legal Proceedings.

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. Initially, we were named as a defendant in eight of these cases, three of which have recently been dismissed without prejudice. We remain as a defendant in five cases: one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Cook, et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation ("MDL"), all of the cases, including those in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices and/or temperature disclosures. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.

On May 28, 2010, in a lawsuit in which we are not a party, the Court granted the Kansas Plaintiffs’ Motion for Class Certification as to liability and injunctive relief pursuant to Rule 23(b)(2) but declined to certify a class for damages at that time. The Kansas Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. On November 21, 2011, the Kansas Defendants filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision. On January 19, 2012, the MDL judge denied the Defendants’ motion to decertify and, construing Plaintiffs response as a motion to redefine the classes and for class certification under Rules 23(b)(3) and (c)(4), granted the Plaintiffs’ motion as to the liability and injunctive relief aspects of Plaintiffs’ claims. The Kansas Defendants again sought a Rule 23(f) appeal which the Tenth Circuit denied on March 12, 2012. On September 24, 2012, the jury in the Kansas case returned a verdict in favor of defendants, finding that defendants did not violate Kansas law by willfully failing to disclose temperature and its effect on the energy content of motor fuel.

On October 3, 2012 the judge in the Kansas case also ruled that defendants’ practice of selling motor fuel without disclosing temperature or disclosing the effect of temperature was not unconscionable under Kansas law. On April 5, 2013 and April 9, 2013, the judge granted class certification to plaintiffs on the liability and injunctive relief aspects of their claims against the nonsettling defendants in the cases filed in California. On August 14, 2013 the Court granted summary judgment in favor of the defendants in the California cases. The Company is not a defendant in the California cases. On October 9, 2013, at the invitation of the Court, defendants and plaintiffs filed a joint suggested remand and final MDL pretrial order for all the Non-California cases. That joint proposed suggestion for remand has not yet been ruled upon and remains pending before the MDL Court.

It appears that all remaining cases will be remanded back to their originating courts sometime in the relatively near future. We have opposed class certification and filed dispositive motions in each of the cases in which we have been sued. All of those motions were administratively terminated by the MDL court. However, we anticipate that the motions will be reinstated either prior to, or shorty following, remand. In short, in the course of this litigation so far, the defendants in the Kansas case won a unanimous defense verdict and the defendants in the California case won on summary judgment, notwithstanding the Court’s granting class certification as described above.

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

On October 8, 2013, we reached a proposed settlement in principle with the plaintiffs which, if finalized in a definitive agreement and approved by the court, will result in a dismissal of this lawsuit. Under the proposed settlement, our minimum liability would be $1.5 million plus the amount of attorneys’ fees awarded and our maximum liability, including legal fees and expenses, would be $5 million. Assuming that a definitive settlement agreement is executed and approved by the court, we estimate that our range of liability, inclusive of attorneys’ fees and expenses, will be from $3.1 to $5.0 million. We accrued a reserve of $3.1 million in the fourth quarter of fiscal 2013 relating to the proposed settlement.

Final approval of the proposed settlement is expected to take several months and there can be no assurance that a definitive settlement agreement will be reached or that the settlement will be approved by the court. We cannot reasonably estimate our loss, range of loss or liability, if any, related to this lawsuit if the settlement agreement is not finalized and approved by the court because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value, represents our only voting securities. There were 23,556,291 shares of common stock issued and outstanding as of September 26, 2013. Our common stock is traded on The NASDAQ Global Select Market under the symbol "PTRY". The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported by NASDAQ, based on published financial sources.

	2013		2012
Quarter	High	Low	High	Low
First	$15.10	$11.28	$14.84	$9.52
Second	$13.72	$11.51	$13.53	$11.25
Third	$14.94	$12.10	$14.37	$12.45
Fourth	$13.48	$11.10	$16.36	$13.59

As of December 5, 2013, there were 149 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street" name accounts through brokers.

During the last three fiscal years, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, reduce debt, repurchase our common stock and finance expansion. The payment of cash dividends in the future may depend upon our ability to satisfy certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and will depend on other factors deemed relevant by our Board of Directors. Currently, the payment of cash dividends is restricted by covenants contained in our senior credit facility and our senior unsecured notes due in 2020. Refer to Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our debt obligations.

There were no sales of unregistered equity securities during the fourth quarter of fiscal 2013.

The following table lists all repurchases during the fourth quarter of fiscal 2013 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2013 - July 25, 2013	—	$—	—	$—
July 26, 2013 - August 29, 2013	337	12.07	—	—
August 30, 2013 - September 26, 2013	—	—	—	—
Total	337	$12.07	—	$—

(1) Represents shares repurchased in connection with tax withholding obligations under The Pantry, Inc. 2007 Omnibus Plan ("Omnibus Plan").
(2) Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Total Return to Shareholders

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company's common stock, the Russell 2000 Index, the NASDAQ Retail Trade Index and our peer group. The graph assumes $100 invested on September 25, 2008 in stock (calculated on a month-end basis), including reinvestment of dividends.

	9/25/2008	9/24/2009	9/30/2010	9/29/2011	9/27/2012	9/26/2013
The Pantry, Inc.	$100.00	$86.07	$129.14	$68.67	$79.11	$62.40
Russell 2000	$100.00	$90.45	$102.53	$98.91	$130.47	$169.68
NASDAQ Retail Trade	$100.00	$109.97	$149.41	$189.35	$245.31	$303.27
Peer Group	$100.00	$100.20	$136.86	$155.76	$215.96	$288.36

The above graph compares the cumulative total stockholder return on our common stock from September 25, 2008 through September 26, 2013, with the cumulative total return for the same period on the Russell 2000 Index, the NASDAQ Retail Trade Index and a peer group consisting of Casey’s General Stores, Inc. and Susser Holdings Corporation.

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

Item 6.   Selected Financial Data.

The following table sets forth our historical consolidated financial data and store operating information for the periods indicated. The selected historical annual consolidated statement of operations and balance sheet data as of and for each of the five fiscal years presented are derived from, and are qualified in their entirety by, our consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with "Part I - Item 1. Business, Part II. - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes in Part II. - Item 8. Consolidated Financial Statements and Supplementary Data.

(in millions, except per share and as otherwise indicated)	2013	2012	2011	2010 (1)		2009
Statement of Operations Data:
Revenues	$7,822.0	$8,253.2	$8,138.5	$7,265.3		$6,390.1
Net income (loss)	$(3.0)	$(2.5)	$9.8	$(165.6)	(3)	$54.1
Earnings (loss) per share:
Basic	$(0.13)	$(0.11)	$0.44	$(7.42)		$2.43
Diluted	$(0.13)	$(0.11)	$0.44	$(7.42)		$2.42
Balance Sheet Data (end of period):
Working capital	$10.5	$(4.9)	$173.3	$185.3		$158.2
Total assets	$1,715.2	$1,799.5	$1,985.2	$1,943.4		$2,199.4
Total debt and lease finance obligations	$946.0	$1,017.4	$1,204.6	$1,216.7		$1,238.9
Shareholders’ equity	$323.7	$324.6	$322.3	$308.1		$467.2
Store Operating Data:
Average weekly sales per store:
Merchandise revenue (in thousands)	$22.4	$22.0	$20.7	$20.5		$19.3
Retail fuel gallons (in thousands)	21.2	22.1	22.2	23.7		24.4
Operating margins:
Merchandise gross margin	34.0%	33.7%	33.9%	33.8%		35.4%
Average retail fuel gross margin per gallon (2)	$0.115	$0.115	$0.135	$0.129		$0.149
(1) Fiscal 2010 included 53 weeks.
(2) Fuel gross profit per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees and repairs and maintenance on fuel equipment. Fuel gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.
(3) During fiscal 2010, we determined that carrying value of our goodwill exceeded its implied fair value and we recorded a non-cash pre-tax impairment charge of $230.8 million.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of The Pantry, Inc. MD&A is provided as a supplement to, and should be read in conjunction with "Part II. - Item 6. Selected Financial Data" and our consolidated financial statements and the related notes appearing in "Part II. - Item 8. Consolidated Financial Statements and Supplementary Data".

References to "fiscal 2013" refer to our fiscal year which ended on September 26, 2013, references to "fiscal 2012" refer to our fiscal year which ended on September 27, 2012 and references to "fiscal 2011" refer to our fiscal year which ended on September 29, 2011. All fiscal years presented included 52 weeks.

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as "believe," "plan," "expect," "anticipate," "will," "may," "intend," "outlook," "target", "forecast," "goal," "guidance" or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated financial performance, projected costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies, the ability to divest non-core assets, and expectations regarding remodeling, re-branding, re-imaging or otherwise converting our stores or opening new stores are forward-looking statements, as are our statements relating to our anticipated liquidity, financial position and compliance with our covenants under our credit and other agreements, our pricing and merchandising strategies and their anticipated impact and our intentions with respect to acquisitions, the constructions of new stores, including additional quick service restaurants, and the remodeling of our existing stores. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, fuel stations and other non-traditional retailers located in our markets;

•	Enhancing our operating performance through in-store initiatives and our store remodel program;

•	Realizing the expected benefits from our fuel supply agreements, including our ability to satisfy minimum fuel provisions;

•	Financial difficulties of suppliers, including our principal suppliers of fuel and merchandise, and their ability to continue to supply our stores;

•	Volatility in domestic and global petroleum and fuel markets;

•	Political conditions in oil producing regions and global demand;

•	Changes in credit card expenses;

•	Changes in economic conditions generally and in the markets we serve;

•	Consumer behavior, travel and tourism trends;

•	Legal, technological, political and scientific developments regarding climate change;

•	Wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;

•	Federal and state regulation of tobacco products;

•	Unfavorable weather conditions, the impact of climate change or other trends or developments in the southeastern United States;

•	Inability to identify, acquire and integrate new stores or to divest our non-core stores to qualified buyers or operators on acceptable terms;

•	Financial leverage and debt covenants, including increases in interest rates;

•	Our ability to identify suitable acquisition targets and to take advantage of expected synergies in connection with acquisitions;

•	Federal and state environmental, tobacco and other laws and regulations;

•	Dependence on one principal supplier for merchandise and three principal suppliers for fuel;

•	Dependence on senior management;

•	Litigation risks, including with respect to food quality, health and other related issues;

•	Inability to maintain an effective system of internal control over financial reporting;

•	Disruption of our information technology systems or a failure to protect sensitive customer, employee or vendor data;

•	Inability to effectively implement our store improvement strategies; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to "Part I. - Item 1A. Risk Factors". The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 10, 2013. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are a leading independently operated convenience store chain in the southeastern United States. As of September 26, 2013, we operated 1,548 stores in 13 states primarily under the Kangaroo Express® operating banner. All but our smallest stores offer a wide selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

Business Strategy

Our strategy is to grow revenue and profitability by focusing  on prioritizing our markets and improving the stores within those markets. We then remodel stores, selectively open  new stores and restaurants  and acquire stores. In addition we have seven initiatives designed to improve the performance of our company. This strategy is intended to allow us to reinvest in our business and maintain sufficient liquidity and financial flexibility. Our initiatives are as follows:

•	Invest in the development of the best and most energized people;

•	Increase merchandise sales and gross margin with targeted merchandising and foodservice initiatives;

•	Optimize fuel gallons sold and fuel margin;

•	Reduce our corporate general administrative, and store operating expenses as a percent of revenue;

•	Generate strong operating cash flow to reinvest in our business and reduce our leverage;

•	Divest underperforming store assets and non-productive surplus properties; and

•	Utilize technology throughout the business to improve the customer experience, the performance of the company, and our people.

Executive Summary

Our net loss for fiscal 2013 was $3.0 million, or $0.13 per share and Adjusted EBITDA for fiscal 2013 was $202.4 million. Our total revenue for the year decreased 5.2% to $7.8 billion primarily driven by lower fuel revenue as a result of a decline in retail gallons sold and lower retail fuel prices which decreased from an average of $3.50 a gallon in fiscal 2012 to an average of $3.46 a gallon in fiscal 2013. We believe several factors, including lower consumer retail fuel demand, our lower average retail store count and the year over year decrease in our average retail fuel price per gallon, contributed to a 5.7% decline in our retail fuel gallons sold during fiscal 2013.

During the fourth quarter of fiscal 2013, we entered into the First Amendment (the "Amendment") to the Fourth Amended and Restated Credit Agreement ("credit facility") dated as of August 3, 2012. The Amendment modifies the interest rates on borrowings under our term loan. Our term loan leverage ratio as of September 26, 2013 will bear interest at LIBOR plus 375 basis points with a LIBOR floor of 100 basis points, compared to LIBOR plus 450 basis points with a LIBOR floor of 125 basis points prior to the Amendment. The maturity date continues to be August 2, 2019. The Amendment also removes the covenant requiring us to meet a proforma based secured leverage ratio test for permitted acquisitions above $10.0 million.

During fiscal 2013, we began implementing a remodel program that incorporates aspects of the foodservice initiative but also addresses other aspects of the stores, including improving the condition and appearance of both the internal and external portions of the stores and redesigning the amount and nature of the selling space within the stores. Additionally, we expanded our foodservice offerings to include Little Caesars® in fiscal 2013. We also are implementing localized merchandising programs to provide merchandise offerings in each store that we believe are consistent with the customer demographics for that particular store. We continued our customer loyalty programs in fiscal 2013 by maintaining our RooCup program for fountain and frozen beverages for a third year and implementing our RooMug program for coffee.

We continued our initiative to divest under-performing store assets and non-productive surplus properties during fiscal 2013. We converted two operating stores to dealer locations with fuel supply agreements, converted an operating store to a commission marketer arrangement and closed or sold 36 under-performing stores. Although our retail store count decreased by 30 stores during fiscal 2013, we believe this initiative is conducive to increasing our overall profitability. Additionally, we also acquired or opened eight stores during fiscal 2013.

During fiscal 2013, we continued our initiative to reduce store operating expenses and general and administrative expenses. Store operating expenses decreased $8.5 million or 1.7% while general and administrative expenses increased $7.5 million or 7.7% in fiscal 2013 compared to 2012, respectively. The decrease in store operating expenses is as a result of our continued expense control measures and the impact of closed and converted stores. The increase in general and administrative expenses is due to recording a charge related to a proposed legal settlement of the Amason litigation described under legal proceedings. We also incurred higher consulting expenses in the current fiscal year and $2.6 million in gains related to various property transaction in fiscal 2012 compared to insignificant activity in fiscal 2013.

Market and Industry Trends

In recent years, the convenience store industry has concentrated on increasing and improving in-store foodservice offerings, including fresh foods, quick service restaurants or proprietary food offerings. Should this trend continue, we believe consumers may become more likely to patronize convenience stores that include such offerings, which may also lead to increased inside merchandise sales or fuel sales for such stores. We are attempting to capitalize on this trend by improving our in-store food offerings. Other significant trends include a national decline in retail fuel gallons sold and the number of cigarettes sold. We believe our focus on foodservice offerings will compensate for lower sales and gross profit resulting from cigarettes and retail fuel.

The markets in which we operate continued to show signs of recovery and economic improvement. Looking at relevant indices, new housing permits in our markets have continued to improve. From September 2012 to September 2013, the southern region of the U.S. experienced a 14.0% increase in new housing permits and consumer confidence, as measured by The Conference Board Consumer Confidence Index®, increased 5.9 points from 74.3 in September 2012 to 80.2 in September 2013. However, consumer credit levels slowly increased during fiscal 2013 and unemployment in the majority of our markets remains above the national average. These mixed economic indicators have resulted in lower recreational travel and discretionary consumer spending, which resulted in suppressed demand for our fuel and merchandise. We believe that in these economic conditions, our success will depend on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

Wholesale fuel prices were volatile during the last three fiscal years and we expect that they will remain volatile into the foreseeable future. During fiscal 2013, the closing Gulf Spot unleaded regular fuel price began the year at $3.04 per gallon, reaching a low of $2.29 per gallon in the first quarter and a high of $3.12 in the second quarter, before returning to $2.55 per gallon to finish our fiscal year. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time.

The following table details wholesale fuel prices, as measured by the Gulf Spot unleaded regular fuel price, during fiscal 2013:

	Beginning of the Fiscal Year	End of the Fiscal Year	Lowest Price During the Fiscal Year	Highest Price During the Fiscal Year	Average During the Fiscal Year
Fiscal 2013	$3.04	$2.55	$2.29	$3.12	$2.73
Fiscal 2012	$2.56	$3.04	$2.35	$3.30	$2.81
Fiscal 2011	$2.08	$2.55	$2.00	$3.46	$2.64

Results of Operations

We believe the data presented in the table below is important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in MD&A provides an understanding of our business segment, our operations and our financial condition. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

				Percent Change
(in thousands except gallons and unless otherwise noted)	2013	2012	2011	2013/2012	2012/2011
Merchandise data:
Merchandise revenue	$1,800,001	$1,809,288	$1,778,819	(0.5)%	1.7%
Merchandise gross profit (1)	$612,131	$609,835	$603,189	0.4%	1.1%
Merchandise margin	34.0%	33.7%	33.9%	N/A	N/A
Fuel data:
Financial data:
Fuel revenue	$6,021,954	$6,443,955	$6,359,681	(6.5)%	1.3%
Fuel gross profit (1) (2)	$199,266	$210,317	$257,074	(5.3)%	(18.2)%
Retail Fuel data:
Gallons (in millions)	1,708	1,811	1,889	(5.7)%	(4.1)%
Margin per gallon	$0.115	$0.115	$0.135	—%	(14.8)%
Retail price per gallon	$3.46	$3.50	$3.33	(1.1)%	5.1%
Financial data:
Store operating expenses	$504,315	$512,782	$524,357	(1.7)%	(2.2)%
General and administrative expenses	$104,711	$97,244	$104,178	7.7%	(6.7)%
Impairment charges	$4,681	$6,257	$12,555	(25.2)%	(50.2)%
Depreciation and amortization	$117,724	$119,672	$117,025	(1.6)%	2.3%
Loss on extinguishment of debt	$—	$5,532	$15	(100.0)%	NM
Interest expense, net	$88,779	$84,219	$87,491	5.4%	(3.7)%
Income tax (benefit) expense	$(5,801)	$(3,007)	$4,827	92.9%	(162.3)%
Adjusted EBITDA (3)	$202.4	$210.1	$231.7	(3.7)%	(9.3)%
Comparable store data (4):
Merchandise sales increase (%)	0.9%	3.3%	0.2%	N/A	N/A
Merchandise sales increase	$16,532	$56,210	$2,908	(70.6)%	NM
Retail fuel gallons (decrease) (%)	(4.8)%	(3.1)%	(7.4)%	N/A	N/A
Retail fuel gallons (decrease)	(86,051)	(55,786)	(147,239)	54.3%	(62.1)%
Number of stores:
End of period	1,548	1,578	1,649	(1.9)%	(4.3)%
Weighted-average	1,567	1,611	1,655	(2.7)%	(2.7)%

(1) We compute gross profit exclusive of depreciation and allocation of selling, general and administrative expenses.
(2) Fuel gross profit per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees and repairs and maintenance on fuel equipment. Fuel gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.
(3) For the definition of Adjusted EBITDA, see our discussion of fiscal 2013 results compared to fiscal 2012 results.
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

Fiscal 2013 Compared to Fiscal 2012

Merchandise Revenue and Gross Profit.  Merchandise revenue for fiscal 2013 decreased $9.3 million, or 0.5%, from fiscal 2012 primarily due to lost revenue from closed or converted stores, which is partially offset by comparable store sales growth and the impact of new and acquired stores. Since the beginning of fiscal 2012, we closed or converted to dealer operations 38 underperforming stores resulting in lost revenue of $30.0 million in fiscal 2013. This decrease in revenue is partially offset by comparable store merchandise sales growth of 0.9% or $16.5 million in fiscal 2013 from fiscal 2012 primarily due to growth in proprietary foodservice and other services revenues. New and acquired stores also drove a $2.0 million increase in revenues in fiscal 2013 from fiscal 2012.

Merchandise gross profit for fiscal 2013 increased $2.3 million, or 0.4%, from fiscal 2012 primarily due to a 30 basis points improvement in merchandise margin to 34.0% in fiscal 2013 from 33.7% in fiscal 2012. The margin improvement was primarily in proprietary foodservice, dispensed beverage and other services categories. The increase in merchandise gross profit was largely offset by the decrease in merchandise revenue discussed above. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons, and Gross Profit.  Fuel revenue for fiscal 2013 decreased $422.0 million, or 6.5%, from fiscal 2012 due to a decrease in retail fuel gallons sold and a decline in our average retail fuel prices. Retail fuel gallons sold decreased 5.7% or 103.7 million gallons in fiscal 2013 compared to fiscal 2012. Average retail fuel price per gallon declined from $3.50 in fiscal 2012 to $3.46 in fiscal 2013. The gallon decline is primarily attributable to a 4.8%, or 86.1 million gallon, decline in comparable store retail fuel gallons sold along with 22.7 million gallons lost from stores closed or converted to dealer operations since the beginning of fiscal 2012. These declines were partially offset by the 4.4 million gallon impact of new or acquired stores since the beginning of fiscal 2012.

Fuel gross profit for fiscal 2013 decreased $11.1 million, or 5.3%, from fiscal 2012 primarily due to the decline in gallon volume discussed above for fiscal 2013. Retail fuel margin was consistent at $11.5 cents per gallon in fiscal 2013 and 2012. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel margin per gallon inclusive of credit card processing fees and repairs and maintenance on fuel equipment. These fees and costs totaled $0.070 per gallon and $0.068 per gallon for fiscal 2013 and fiscal 2012, respectively.

Store Operating.  Store operating expenses for fiscal 2013 decreased $8.5 million, or 1.7%, from fiscal 2012 primarily due to lower store personnel, facilities and insurance costs. The decline in store personnel costs resulted from the impact of closed or converted stores. Facilities costs declined due to our continued initiative to reduce controllable expenses and lower utility costs due to cooler temperatures earlier in the year. These decreases in facility costs were partially offset by the cost to remodel and maintain our existing stores. Our decline in insurance cost of $4.2 million resulted from improved loss experience and claims management processes related to our workers compensation and general liability self insurance programs.

General and Administrative.  General and administrative expenses for fiscal 2013 increased $7.5 million, or 7.7%, from fiscal 2012 primarily due to incurring $1.5 million in strategy consulting expenses and a $3.1 million charge for a proposed legal settlement of the Amason litigation. In addition, fiscal 2012 included gains realized from store sales, store condemnations and insurance claims of $2.9 million compared to insignificant activity in fiscal 2013.

Impairment Charges.  Impairment charges for fiscal 2013 decreased $1.6 million, or 25.2%, from fiscal 2012 primarily due to lower impairment charges on operating stores. In fiscal 2012, we recorded impairment charges of $1.3 million on underperforming operating stores that we reclassified from property held for sale to property held for use because we planned to close or convert them to dealer locations or commission marketers. There were no operating stores reclassified to held for sale in fiscal 2013. See Note 6, Asset Impairments and Note 16, Fair Value Measurements in Part II, Item 8, Consolidated Financial Statements and Supplementary Data.

Loss on Extinguishment of Debt.  The loss on extinguishment of debt in fiscal 2012 resulted from purchasing convertible notes on the open market, repaying our subordinated notes and transactions related to our refinancing in fiscal 2012. We purchased $48.5 million in principal amount of our convertible notes on the open market resulting in a loss on debt extinguishment of approximately $2.5 million. Additionally, we repaid $237 million of our subordinated notes which resulted in a loss on debt extinguishment of approximately $2.0 million. As part of our refinancing in fiscal 2012, we also had a non-cash write-off of $1.1 million related to deferred financing costs.

Income Tax Benefit.  Our effective tax rate for fiscal 2013 was 65.8% compared to 54.1% for fiscal 2012. The increase in our effective rate is primarily the result of the benefit of recording increased work opportunity credits in fiscal 2013 compared to fiscal 2012.

Adjusted EBITDA.  We define Adjusted EBITDA as net income (loss) before interest expense, net, gain(loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for fiscal 2013 was $202.4 million, which was a decrease of $7.8 million, or 3.7%, from fiscal 2012. This decrease is primarily attributable to our lower gross profit and the variances discussed above.

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

The following table contains a reconciliation of Adjusted EBITDA to net loss:

(in thousands)	2013	2012
Adjusted EBITDA	$202,371	$210,126
Impairment charges	(4,681)	(6,257)
Loss on extinguishment of debt	—	(5,532)
Interest expense, net	(88,779)	(84,219)
Depreciation and amortization	(117,724)	(119,672)
Income tax benefit	5,801	3,007
Net loss	$(3,012)	$(2,547)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

(in thousands)	2013	2012
Adjusted EBITDA	$202,371	$210,126
Loss on extinguishment of debt	—	(5,532)
Interest expense, net	(88,779)	(84,219)
Income tax benefit	5,801	3,007
Stock-based compensation expense	2,738	2,823
Changes in operating assets and liabilities	5,317	6,931
Other	663	10,881
Net cash provided by operating activities	$128,111	$144,017
Net cash used in investing activities	$(84,662)	$(54,980)
Net cash used in financing activities	$(75,456)	$(213,630)

The only significant transactions during the fourth quarter of fiscal 2013 related to amending our credit facility. Refer to Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

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

Fuel Revenue, Gallons, and Gross Profit. Fuel revenue for fiscal 2012 increased $84.3 million, or 1.3%, from fiscal 2011 primarily due to a 5.1% increase in the average retail fuel price per gallon from $3.33 in fiscal 2011 to $3.50 in fiscal 2012, partially offset by a decrease in retail fuel gallons sold of $78.0 million gallons, or 4.1%. The increase in our average retail price per gallon was primarily due to rising wholesale fuel costs as demonstrated by the change in Gulf Spot prices. In fiscal 2011, Gulf Spot prices began the fiscal year at $2.08 per gallon, reaching a high of $3.46 per gallon and ending the year at $2.55 per gallon. In fiscal 2012, Gulf Spot prices began the fiscal year at $2.56 per gallon, reaching a high of $3.30 per gallon and ending the year at $3.04 per gallon. The decrease in retail fuel gallons sold for fiscal 2012 is primarily attributable to a decrease in comparable store gallons sold of 55.8 million gallons or 3.1% and lost gallons sold from closed or converted stores of 21.4 million gallons. The decrease in comparable store retail fuel gallons sold is primarily due to lower consumer demand and the year-over-year increase in retail prices.
Fuel gross profit for fiscal 2012 decreased $46.8 million, or 18.2%, from fiscal 2011 primarily due to a decrease in retail margin per gallon from $13.5 cents in fiscal 2011 to $11.5 cents in fiscal 2012 and a decline in gallon volume discussed above for fiscal 2012. The decrease in retail margin per gallon is primarily attributable to the volatility in fuel prices during fiscal 2012 including significant periods of rising wholesale costs during our fiscal second and fourth quarters. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel margin per gallon inclusive of credit card processing fees and repairs and maintenance on fuel equipment. These fees and costs totaled 6.8 cents per gallon and 6.6 cents per gallon for fiscal 2012 and fiscal 2011, respectively. The increase in these fees was primarily due to higher average retail fuel prices.

Store Operating. Store operating expenses for fiscal 2012 decreased $11.6 million or 2.2% from fiscal 2011 primarily due to lower store facilities costs and the impact of closed or converted stores. We continued our effort to manage store expenses through active lease negotiations and reducing controllable expenses such as utilities and postage. We have also had positive trends in insurance costs resulting from favorable claims experience. These decreases in store operating expenses were partially offset by higher labor costs as we work to retain and train store personnel to enhance our customers' store experience.

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

Loss on Extinguishment of Debt. The loss on extinguishment of debt for fiscal 2012 increased $5.5 million from fiscal 2011 due to purchasing convertible notes, repaying our subordinated notes and transactions related to our Refinancing. We purchased $48.5 million in principal amount of our convertible notes on the open market. This resulted in a loss on debt extinguishment of approximately $2.5 million resulting from a premium paid of $407 thousand, the non-cash write-off of deferred financing costs of $131 thousand and the unamortized debt discount of $1.9 million. Additionally, we repaid $237 million of our subordinated notes which resulted in a loss on debt extinguishment of approximately $2.0 million resulting from a premium paid of $742 thousand, the non-cash write-off of deferred financing costs of $943 thousand and fees of $273 thousand. As part of our Refinancing, we also had a non-cash write-off of $1.1 million related to deferred financing costs.

Income Tax Expense (Benefit).  Our effective tax rate for fiscal 2012 was 54.1% compared to 33.0% for fiscal 2011. The increase in our effective rate is primarily the result of the net loss before tax for fiscal 2012 as well as recording significant work opportunity credits. Our low level of pre-tax net income (loss) causes the recurring credits to have a more significant impact on the effective tax rate.

Net Income (Loss). Net loss for fiscal 2012 was $2.5 million or $0.11 cents per share compared to net income of $9.8 million or $0.44 per diluted share in fiscal 2011 primarily due to lower fuel gross profit and increased debt extinguishment expenses.

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

The following table contains a reconciliation of Adjusted EBITDA to net income (loss):

(in thousands)	2012	2011
Adjusted EBITDA	$210,126	$231,728
Impairment charges	(6,257)	(12,555)
Loss on extinguishment of debt	(5,532)	(15)
Interest expense, net	(84,219)	(87,491)
Depreciation and amortization	(119,672)	(117,025)
Income tax benefit (expense)	3,007	(4,827)
Net income (loss)	$(2,547)	$9,815

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

(in thousands)	2012	2011
Adjusted EBITDA	$210,126	$231,728
Loss on extinguishment of debt	(5,532)	(15)
Interest expense, net	(84,219)	(87,491)
Income tax benefit (expense)	3,007	(4,827)
Stock-based compensation expense	2,823	2,153
Changes in operating assets and liabilities	6,931	6,621
Other	10,881	30,541
Net cash provided by operating activities	$144,017	$178,710
Net cash used in investing activities	$(54,980)	$(140,324)
Net cash used in financing activities	$(213,630)	$(25,255)

Liquidity and Capital Resources

Cash Flows

(in thousands)	2013	2012	2011
Cash and cash equivalents at beginning of year	$89,175	$213,768	$200,637
Cash flows provided by operating activities	128,111	144,017	178,710
Cash flows used in investing activities	(84,662)	(54,980)	(140,324)
Cash flows used in financing activities	(75,456)	(213,630)	(25,255)
Cash and cash equivalents at end of year	$57,168	$89,175	$213,768
Consolidated total adjusted leverage ratio (1)	5.38	5.44	5.25
Consolidated interest coverage ratio (1)	2.38	2.40	2.91

(1) As defined by the senior credit facility agreement.

Cash provided by operating activities decreased to $128.1 million in fiscal 2013 compared to $144.0 million in fiscal 2012 and $178.7 million in fiscal 2011. The decrease in cash flow from operations in fiscal 2013 compared to fiscal 2012 is primarily due to a $4.2 million decline in income from operations and changes in working capital. Changes in working capital provided cash of $7.5 million in fiscal 2013 compared to $15.1 million in fiscal 2012. The decrease in cash flow from operations in fiscal 2012 compared to 2011 is primarily due lower income from operations in fiscal 2012 and deferred income taxes resulting from bonus depreciation in the prior fiscal year. These decreases in cash provided by operating activities were partially offset by improvements in working capital primarily due to a lower level of accounts receivable and the receipt of approximately $12.8 million in federal tax refunds.

Cash used in investing activities was $84.7 million in fiscal 2013 compared to $55.0 million in fiscal 2012 and $140.3 million in fiscal 2011. Capital expenditures were $88.1 million, which was partially offset by the proceeds from the sale of property and equipment of $5.5 million in fiscal 2013. In fiscal 2012, capital expenditures were $69.3 million, which was partially offset by the proceeds from the sale of property and equipment of $10.5 million and insurance recoveries of $3.7 million. The increase in capital expenditures in fiscal 2013 was primarily due to building and opening three new stores and remodeling 72 stores. Capital expenditures decreased $85.3 million in fiscal 2012 compared to fiscal 2011 primarily due to acquisition activity in fiscal 2011 and lower construction activity during fiscal 2012. During fiscal 2011, we purchased 48 stores using available cash on hand. There were no acquisitions during fiscal 2012. During fiscal 2012, we slowed remodel activity to evaluate the results of our "Fresh" initiative which reduced our capital expenditures.We finance substantially all capital expenditures and new store development through cash flows from operations, asset dispositions and vendor reimbursements. The proceeds from the sale of property and equipment relate to our ongoing initiative to divest our underperforming store assets and non-productive surplus properties.

Cash used in financing activities was $75.5 million in fiscal 2013, $213.6 million in fiscal 2012 and $25.3 million in fiscal 2011. The $138.2 million decrease in cash used by financing activities in fiscal 2013 compared to fiscal 2012 and the $188.4 million increase in cash used by financing activities in fiscal 2012 compared to fiscal 2011 is due to our refinancing transactions in August 2012. Additionally, in fiscal 2013, we repaid our senior subordinated convertible notes at maturity.

Sources of Liquidity

As of September 26, 2013, we had approximately $57.2 million in cash and cash equivalents and approximately $130.4 million in available borrowing capacity under our Fourth Amended and Restated Credit Agreement ("credit facility"), approximately $65.4 million of which was available for the issuances of letters of credit.

Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255.0 million senior secured term loan which matures in 2019. We have $160.0 million available for issuance of letters of credit. Letters of credit issued pursuant to our credit facility reduces the amount otherwise available for borrowing. Our ability to access our credit facility is subject to our compliance with the terms and conditions of our facilities, including financial and restrictive covenants. As of September 26, 2013, we were in compliance with all covenants. Refer to Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facility.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Funds generated by operating activities, available cash and cash equivalents, our credit facility and asset dispositions continue to be our most significant sources of liquidity. During the second and third quarters of fiscal 2013, we used our revolving credit facility to fund working capital needs. As of September 26, 2013, we had no borrowings under our credit facility. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated strategic initiatives in fiscal 2014. However, in the event our liquidity is insufficient, we may be required to limit our spending on future initiatives or other business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

Our financing strategy is to maintain liquidity and access to capital markets while reducing our leverage. We expect to continue to have access to capital markets on both short and long-term bases when needed for liquidity purposes. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining our credit ratings. Our credit ratings and outlooks issued by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") as of September 26, 2013, are summarized below:

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

Capital Resources

Capital Expenditures

We anticipate spending approximately $110.0 million in capital expenditures during fiscal 2014. Our capital expenditures typically include new stores and store remodeling, fuel imaging, store equipment, merchandising projects and information technology enhancements. The following table presents our capital expenditures for each of the past three fiscal years:

(in thousands)	2013	2012	2011
Store remodels and merchandising projects	$21,507	$15,111	$20,515
Fuel imaging and projects	17,205	7,928	19,327
Quick-service restaurants	2,829	2,085	2,093
New stores	5,768	—	—
Information technology	8,700	13,328	16,833
Maintenance & other	32,060	30,809	41,958
Total capital expenditures	$88,069	$69,261	$100,726

Refer to Note 12, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our significant commitments for capital expenditures.

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

The interest rate on borrowings under the senior secured revolving credit facility is dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 450 basis points. Our current interest rate under the revolving credit facility is LIBOR plus 425 basis points with an unused commitment fee of 50 basis points. The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 425 to 450 basis points, with a LIBOR floor of 100 basis points. Our current interest rate under the senior secured term loan is LIBOR (with a floor of 100 basis points) plus 375 basis points. Interest under the credit facility is paid on the last day of each LIBOR interest period, but no less than every three months.

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

The financial covenants under our credit facility currently include the following: (a) maximum total adjusted leverage ratio, which is the maximum ratio of debt (net of cash and cash equivalents in excess of $40.0 million) plus eight times rent expenses to EBITDAR (which represents EBITDA plus rental expenses for operating leases); and (b) minimum interest coverage ratio. The financial covenants apply to the Company and its subsidiaries, if any, on a consolidated basis.

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

We have outstanding $250.0 million of 8.375% senior unsecured notes (“senior notes”) maturing in 2020. Interest on the notes is payable semiannually in February and August of each year until maturity. If a change of control occurs under the indenture governing our senior notes, we must give holders of the senior notes an opportunity to sell their senior notes to us at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest, if any, to the purchase date, subject to certain conditions. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the senior notes at 100% of their principal amount, together with accrued and unpaid interest and additional interest, if any, to the date of purchase.

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

As of September 26, 2013, we were in compliance with all covenants under our credit facility and senior notes. Refer to Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information on our debt obligations.

As of the end of the first quarter of fiscal 2014, the maximum total adjusted leverage ratio under our credit facility as described above decreases from 6.25 to 6.0 and the minimum interest coverage ratio (generally the ratio of EBITDA to interest expense) increases from 2.0 to 2.25. We believe that we will be able to continue to satisfy these ratios; however, certain factors could result in our inability to comply with our covenants. In the event we are unable to comply with our covenants, or our performance suggests an impending inability to comply, we would attempt to negotiate with our lenders to obtain loan modifications or, if necessary, waivers of compliance with required ratios under our credit facility. See Item 1A. Risk Factors - Risks Related to Our Business.
We use capital leases and sale leaseback transactions to finance a portion of our stores. The net present value of our capital lease obligations and sale leaseback transactions are reflected in our Consolidated Balance Sheets in lease finance obligations and current maturities of lease finance obligations.

Contractual Obligations and Commitments

Contractual Obligations.  The following table summarizes by fiscal year our expected long-term debt payment schedule, lease finance obligation commitments, future operating lease commitments and purchase obligations as of September 26, 2013:

	Payments Due by Period
		Less than 1			More than
(in thousands)	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations
Long-term debt (1)	$503,087	$2,550	$5,100	$5,100	$490,337
Interest (2)	211,068	32,883	65,404	64,919	47,862
Lease finance obligations (3)	432,526	54,673	105,255	99,465	173,133
Operating leases (4)	335,307	67,616	102,913	76,023	88,755
Purchase obligations (5)	208,184	169,994	16,190	11,000	11,000
Total contractual obligations (6)	$1,690,172	$327,716	$294,862	$256,507	$811,087
Other Commercial Commitments
Letters of credit (7)	$94,622	$94,481	$141	$—	$—

(1) Included in long-term debt are principal amounts owed on our senior notes due in 2020 and our credit facility. These borrowings are further explained in Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(2) Included in interest are expected payments on our senior notes due in 2020, our credit facility, unused commitment fees on our revolving credit facility and line of credit fees. Variable interest on our credit facility is based on LIBOR, which last reset on August 30, 2013. Refer to Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information of our debt obligations.

(3) We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for as a lease financing. Included in lease finance obligations are both principal and interest.

(4) Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expenses, which have historically been insignificant. Total expenses related to insurance, taxes and common area maintenance were approximately $9.2 million in fiscal 2013. Future lease payments do not include amounts for insurance, taxes and common area maintenance as these costs vary year by year and are based almost entirely on actual amounts incurred. Some lease agreements provide us with an option to renew. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.

(5) Purchase obligations include all legally binding contracts to purchase goods and services related to inventory purchases, equipment purchases, capital expenditures, software acquisitions and license commitments, marketing-related contracts and service contracts. Purchase obligations also include a penalty equal to two cents per gallon times the difference between the actual gallon volume of BP branded product purchased and the minimum volume requirement for a given period.

(6) Excluded from the contractual obligations table are $66.2 million in long-term environmental liabilities and $27.6 million in long-term tank removal reserves, each of which is included in other noncurrent liabilities on our consolidated balance sheet. We have excluded these liabilities from the contractual obligations table because we are unable to precisely predict the timing or cash settlement amounts of these reserves. Our environmental liabilities are further explained in Note 12, Commitments and Contingencies, and our long-term tank removal reserves are further explained in Note 9, Asset Retirement Obligations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(7) Represents our standby letters of credit issued under our credit facility as of September 26, 2013. At maturity, we expect to renew a significant number of our standby letters of credit.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial position, results of operations or cash flows.

Inflation

The impact of inflation on our costs, and the ability to pass cost increases in the form of increased sale prices, is dependent upon market conditions. General Consumer Price Index, excluding energy, increased 1.7%, 1.9% and 2.4% during fiscal 2013, 2012 and 2011, respectively. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material effect on our sales and gross profit. Wholesale fuel prices were volatile during fiscal 2013, 2012 and 2011 and we expect that they will remain volatile into the foreseeable future.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new standard is effective for fiscal years beginning after December 15, 2013, with early adoption permitted, and may be applied either retrospectively or on a prospective basis to all unrecognized tax benefits that exist at the adoption date. We are currently assessing the impact this ASU will have on our consolidated financial position, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012 with early adoption permitted. This guidance became effective for us beginning in the second quarter of fiscal 2013. Other than requiring additional disclosures, adoption of this new guidance did not have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive (Topic 220): Presentation of Comprehensive Income. This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of stockholders' equity. We adopted this ASU on September 28, 2012. As this ASU affects presentation and disclosure, it did not have an impact on our consolidated financial position, results of operations and cash flows.

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

Store Closings and Impairment Charges.  Long-lived assets at the individual store level are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Our primary indicator that operating store assets may not be recoverable is consistent minimal positive or negative cash flow for a 12-month period for those stores that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing results. Management also monitors other factors when evaluating operating stores for impairment, including individual stores execution of their operating plans and local market conditions.

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

If the actual results of our operating stores are not consistent with the estimates and judgments we have made in estimating future cash flows and determining fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses. We recorded long-lived asset impairment charges for operation locations of approximately $2.7 million, $4.3 million and $4.1 million in fiscal 2013, 2012 and 2011, respectively. We also recorded impairment charges of approximately $1.3 million and $1.1 million for under-performing operating stores that we reclassified from property held for use to property held for sale because we planned to close or convert them to dealers or commission marketers in fiscal 2012 and 2011, respectively. There were no operating stores reclassified to held for sale and there were no related impairment charges in fiscal 2013. We record losses on asset impairments as a component of impairment charges. Refer to Note 6, Asset Impairments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our asset impairments.

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

The guideline public company method relies on valuation multiples derived from stock prices, financial results and enterprise values of publicly traded companies that are comparable to us. The derived valuation multiples are then applied to our reporting unit's earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted for nonrecurring and extraordinary items, and earnings before interest and income taxes (EBIT) to develop an estimate of the fair value of our reporting unit's enterprise value. The guideline transaction method uses valuation multiples of companies engaged in the same or similar lines of business as us, which have been acquired, to determine the fair value of our reporting unit's enterprise value. A significant amount of judgment is involved in selecting companies with similar characteristics and determining appropriate risk-adjusted multiples. If different assumptions are used, impairment testing could yield different results and an impairment of goodwill may need to be recorded.

The discounted cash flow method relies upon a company's estimated future cash flows, discounted by the desired rate of return in order to determine present value. To arrive at the cash flow projections used in our discounted cash flow models, we use internal models to estimate the expected results for the next five years. The key assumptions used in our discounted cash flow models to determine fair value are discount rates, annual revenue growth rates, average operating margin and terminal value capitalization rate. Our expected results used in the cash flow projections of the discounted cash flow method are based on strategic plans, which are management's best estimates based on current and forecasted market conditions. There can be no assurance that operations will achieve the future cash flows reflected in the projections. If different assumptions are used in these plans, the related discounted cash flows used in measuring impairment could yield different results, and an impairment of goodwill may need to be recorded.
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

Subsequent to the date of our annual impairment test on January 24, 2013, our market capitalization fluctuated. Generally, our market capitalization increased and decreased during the remainder of fiscal 2013. At no point did our market capitalization decrease to a point significantly below our market capitalization at the annual testing date. We evaluated the facts and circumstances surrounding the fluctuations in our market capitalization and determined that there were no indicators of impairment subsequent to our annual testing date.

The goodwill impairment test is a two-step process. If we determine in the first step of our impairment test that the fair value of our reporting unit exceeds book value, then our goodwill is not impaired and the second step is not required. If we determine that the book value of our reporting unit is greater than fair value, then we complete the second step of the goodwill impairment test. The second step compares the implied fair value of our goodwill with its carrying amount. The implied fair value of our goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. Therefore, we are required to allocate our fair value to all of our assets and liabilities (including any unrecognized intangible assets such as the Kangaroo Express® brand) as if we had been acquired in a business combination for a price equal to our fair value. The excess of our fair value over the amounts assigned to our assets and liabilities is the implied fair value of our goodwill. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment. If the carrying value of our goodwill exceeds the implied fair value of our goodwill, we must record an impairment charge to reduce the carrying value of our goodwill to its implied fair value. The fair value of our assets and liabilities is affected by market conditions; thus volatility in prices could have a material impact on the determination of the implied fair value of our goodwill at the annual impairment test date. No impairment charges related to goodwill were recognized in fiscal 2013, 2012 and 2011.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. While we believe that all assumptions utilized in our testing were appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include the following: a change in the control premiums being realized in the market or a meaningful change in the number of mergers and acquisitions occurring; the amount of expense savings that may be realized in an acquisition scenario; significant fluctuations in our asset/liability balances or the composition of our balance sheet; a change in the overall valuation of the stock market, specifically stocks of companies in our industry; performance of our company; and our company's performance relative to peers. Changing these assumptions, or any other key assumptions, could have a material impact on the amount of goodwill impairment, if any, which could have a material impact on our consolidated financial statements.

Asset Retirement Obligations.  At September 26, 2013 we had approximately 4,826 underground storage tanks at our operating store locations. We recognize the estimated future cost to remove these underground storage tanks over their estimated useful lives. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank.

We have not made any material changes in the methodology used to estimate future costs for removal of an underground storage tank during the past three fiscal years. We base our estimates of such future costs on our prior experience with removal. We compare our cost estimates with our actual removal cost experience on an annual basis, and when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the underground storage tanks. Because these estimates are subjective and are based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more current information is obtained. For example, a 10% change in our estimate of anticipated future costs for removal of an underground storage tank would change our asset retirement obligation by approximately $2.8 million as of September 26, 2013. There were no material changes in our asset retirement obligation estimates during fiscal 2013. Refer to Note 9, Asset Retirement Obligations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our asset retirement obligations.

Self-Insurance Reserves.  We self-insure a significant portion of expected losses under our workers’ compensation and general liability programs. However, we maintain excess loss coverage to limit the exposure related to certain risks involving general liability and workers’ compensation when claims reach $500 thousand. We have recorded accrued liabilities based on our estimates of the costs to settle incurred and incurred but not reported claims. During fiscal 2013, our self-insurance liabilities for general liability and workers’ compensation decreased approximately $2.3 million to $28.2 million as of September 26, 2013.

Our liabilities represent estimates of the cost for claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data and actuarial estimates. The liabilities are reviewed by management and third-party actuaries on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2013, 2012 or 2011.

We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased medical costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position. A 10% change in our estimate for our self-insurance liability would have affected net earnings for fiscal 2013 by approximately $2.8 million.

Environmental Liabilities and Related Receivables.  During fiscal 2013, our environmental liabilities in the consolidated financial statements increased $2.9 million to $71.4 million. These environmental liabilities represent our estimates for future expenditures for remediation and related litigation associated with 582 known contaminated sites as of September 26, 2013 as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. The number of sites has decreased by 17 sites or approximately 2.9% since September 27, 2012.

Environmental liabilities are based on internal and external estimates of costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost and the estimated length of time to remediate each contaminated site. Remediation for which the timing of payments can be reasonably estimated, are discounted using an appropriate rate. Reimbursements under state trust fund programs or third-party insurers are recognized as receivables based on historical and expected collection rates. All recorded reimbursements are expected to be collected within a period of twelve to eighteen months after submission of the reimbursement claim. The adequacy of the liability is evaluated quarterly and adjustments are made based on updated experience at existing sites, newly identified sites and changes in governmental policy. Refer to Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our commitments and contingencies.

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

As of September 26, 2013 and September 27, 2012, we had fixed-rate debt outstanding of $250.0 million and $311.4 million, respectively, and we had variable-rate debt outstanding of $253.1 million and $255.0 million, respectively. The following table presents the future principal cash flows and weighted-average interest rates by fiscal year on our existing long-term debt instruments based on rates in effect at September 26, 2013. Fair values have been determined based on quoted market prices as of September 26, 2013.

	Expected Maturity Date
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate interest
Long-term debt	$—	$—	$—	$—	$—	$250,000	$250,000	$266,875
Weighted-average interest rate	8.38%	8.38%	8.38%	8.38%	8.38%	8.38%
Variable rate interest
Long-term debt	$2,550	$2,550	$2,550	$2,550	$2,550	$240,337	$253,087	$255,618
Weighted-average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

At September 26, 2013, the interest rate on approximately 50.0% of our debt was fixed by the nature of the obligation compared to 55.0% at September 27, 2012. The annualized effect of a one percentage point change our floating rate debt obligations at September 26, 2013 would be an increase to interest expense of approximately $2.5 million.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Item 8.   Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Pantry, Inc.
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. and subsidiaries (the "Company") as of September 26, 2013 and September 27, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 26, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 2013 and September 27, 2012, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 26, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 26, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
December 10, 2013

THE PANTRY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and shares)	September 26, 2013	September 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$57,168	$89,175
Receivables, net	64,936	80,014
Inventories	132,229	137,376
Prepaid expenses and other current assets	19,120	21,734
Deferred income taxes	18,698	17,376
Total current assets	292,151	345,675
Property and equipment, net	902,796	935,841
Other assets:
Goodwill and other intangible assets	440,982	441,070
Other noncurrent assets	79,297	76,954
Total other assets	520,279	518,024
TOTAL ASSETS	$1,715,226	$1,799,540
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,550	$62,840
Current maturities of lease finance obligations	11,018	10,947
Accounts payable	153,693	155,008
Accrued compensation and related taxes	10,315	13,632
Other accrued taxes	26,207	28,552
Self-insurance reserves	30,700	33,457
Other accrued liabilities	47,178	46,119
Total current liabilities	281,661	350,555
Other liabilities:
Long-term debt	498,414	500,600
Lease finance obligations	434,022	443,020
Deferred income taxes	59,182	62,766
Deferred vendor rebates	10,152	11,886
Other noncurrent liabilities	108,096	106,162
Total other liabilities	1,109,866	1,124,434
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,556,291 and 23,260,468 issued and outstanding at September 26, 2013 and September 27, 2012, respectively	236	233
Additional paid-in capital	218,911	217,147
Accumulated other comprehensive loss, net of deferred income taxes of $170 and $419 at September 26, 2013 and September 27, 2012, respectively	(266)	(659)
Retained earnings	104,818	107,830
Total shareholders’ equity	323,699	324,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,715,226	$1,799,540

See Notes to Consolidated Financial Statements

THE PANTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	2013	2012	2011
Revenues:
Merchandise	$1,800,001	$1,809,288	$1,778,819
Fuel	6,021,954	6,443,955	6,359,681
Total revenues	7,821,955	8,253,243	8,138,500
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	1,187,870	1,199,453	1,175,630
Fuel cost of goods sold (exclusive of items shown separately below)	5,822,688	6,233,638	6,102,607
Store operating	504,315	512,782	524,357
General and administrative	104,711	97,244	104,178
Impairment charges	4,681	6,257	12,555
Depreciation and amortization	117,724	119,672	117,025
Total costs and operating expenses	7,741,989	8,169,046	8,036,352
Income from operations	79,966	84,197	102,148
Other expense:
Loss on extinguishment of debt	—	5,532	15
Interest expense, net	88,779	84,219	87,491
Total other expenses	88,779	89,751	87,506
Income (loss) before income taxes	(8,813)	(5,554)	14,642
Income tax expense (benefit)	(5,801)	(3,007)	4,827
Net income (loss)	$(3,012)	$(2,547)	$9,815

Earnings (loss) per share:
Basic	$(0.13)	$(0.11)	$0.44
Diluted	$(0.13)	$(0.11)	$0.44

See Notes to Consolidated Financial Statements

THE PANTRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	September 26, 2013	September 27, 2012	September 29, 2011
Net income (loss)	$(3,012)	$(2,547)	$9,815
Other comprehensive income (loss), net of tax:
Unrealized gains on interest rate swap agreements, net of deferred income taxes of $0, $(110) and $(796), respectively	—	178	1,253
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreements, net of deferred income taxes of $(250), $0 and $0, respectively	393	—	—
Comprehensive income (loss)	$(2,619)	$(2,369)	$11,068

See Notes to Consolidated Financial Statements

THE PANTRY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
(in thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, September 30, 2010	22,716	$227	$209,410	$(2,090)	$100,562	$308,109
Net income	—	—	—	—	9,815	9,815
Unrealized gains on qualifying cash flow hedges	—	—	—	1,253	—	1,253
Stock-based compensation expense	—	—	2,153	—	—	2,153
Exercise of stock options and restricted stock issuances	208	2	141	—	—	143
Tax withholdings paid by the Company on behalf of employees in in settlement of share-based awards	—	—	(545)	—	—	(545)
Tax effect from stock-based compensation, net	—	—	(622)	—	—	(622)
Income tax benefit of note hedge	—	—	2,014	—	—	2,014
Balance, September 29, 2011	22,924	229	212,551	(837)	110,377	322,320
Net loss	—	—	—	—	(2,547)	(2,547)
Unrealized gains on qualifying cash flow hedges	—	—	—	178	—	178
Stock-based compensation expense	—	—	2,823	—	—	2,823
Exercise of stock options and restricted stock issuances	336	4	—	—	—	4
Tax withholdings paid by the Company on behalf of employees in in settlement of share-based awards	—	—	(290)	—	—	(290)
Tax effect from stock-based compensation, net	—	—	(371)	—	—	(371)
Income tax benefit of note hedge	—	—	2,434	—	—	2,434
Balance, September 27, 2012	23,260	233	217,147	(659)	107,830	324,551
Net loss	—	—	—	—	(3,012)	(3,012)
Amortization of terminated interest rate swap agreements	—	—	—	393	—	393
Stock-based compensation expense	—	—	2,738	—	—	2,738
Exercise of stock options and restricted stock issuances	296	3	66	—	—	69
Tax withholdings paid by the Company on behalf of employees in in settlement of share-based awards	—	—	(498)	—	—	(498)
Tax effect from stock-based compensation, net	—	—	(703)	—	—	(703)
Income tax benefit of note hedge	—	—	161	—	—	161
Balance, September 26, 2013	23,556	$236	$218,911	$(266)	$104,818	$323,699

See Notes to Consolidated Financial Statements

THE PANTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,012)	$(2,547)	$9,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,724	119,672	117,025
Impairment charges	4,681	6,257	12,555
Amortization of debt discount	787	3,895	5,088
(Benefit) provision for deferred income taxes	(5,697)	(2,516)	22,071
Loss on extinguishment of debt	—	5,532	15
Stock-based compensation expense	2,738	2,823	2,153
Other	5,573	3,970	3,367
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	14,014	13,277	(6,946)
Inventories	5,261	(3,993)	1,102
Prepaid expenses and other current assets	451	731	3,237
Accounts payable	(582)	3,173	7,477
Other current liabilities and accrued liabilities	(11,694)	1,871	(3,158)
Other noncurrent assets and liabilities, net	(2,133)	(8,128)	4,909
Net cash provided by operating activities	128,111	144,017	178,710
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(88,069)	(69,261)	(100,726)
Proceeds from sales of property and equipment	5,512	10,543	7,663
Acquisitions of businesses, net of cash acquired	(1,723)	—	(47,564)
Other	(382)	3,738	303
Net cash used in investing activities	(84,662)	(54,980)	(140,324)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(63,264)	(693,466)	(17,222)
Repayments of lease finance obligations	(10,133)	(10,339)	(7,425)
Proceeds from issuance of debt	—	502,450	—
Borrowings under revolving credit facility	146,000	—	—
Repayments of revolving credit facility	(146,000)	—	—
Payments of debt issuance costs	(2,134)	(12,275)	—
Other	75	—	(608)
Net cash used in financing activities	(75,456)	(213,630)	(25,255)
Net (decrease) increase in cash	(32,007)	(124,593)	13,131
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	89,175	213,768	200,637
CASH AND CASH EQUIVALENTS, END OF YEAR	$57,168	$89,175	$213,768
Cash paid during the year:
Interest	$87,081	$77,350	$80,354
Income taxes received, net	$(1,275)	$(12,665)	$(14,295)
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$2,296	$9,822	$7,557
Accrued purchases of property and equipment	$17,669	$13,845	$12,028

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In fiscal 2012, we merged our subsidiaries into The Pantry, Inc. (the "Company") and as such, we have one legal entity as of September 26, 2013. Prior to fiscal 2013, our consolidated financial statements included the accounts of The Pantry, Inc. and its wholly owned subsidiaries. Transactions and balances of each of our wholly owned subsidiaries were immaterial to the consolidated financial statements and all intercompany transactions and balances were eliminated in consolidation. Below are the accounting policies that we consider significant.

Accounting Period

We operate on a 52 or 53-week fiscal year ending on the last Thursday in September. Fiscal 2013, 2012 and 2011 each included 52 weeks. References to "fiscal 2013" refers to our fiscal year which ended on September 26, 2013, references to "fiscal 2012" refers to our fiscal year which ended on September 27, 2012 and references to "fiscal 2011" refers to our fiscal year which ended on September 29, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates on historical results and various other assumptions believed to be reasonable. Actual results could differ from these estimates.

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

Segment Reporting

We are an independently operated convenience store chain with 1,548 stores primarily in the southeastern United States. Our convenience store operations represent a single operating segment based on the way we manage our business. Operating decisions are made at the Company level in order to maintain a consistent store presentation. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Our cash and cash equivalents at September 26, 2013 and September 27, 2012 included $2.3 million and $3.0 million, respectively in restricted cash collected for our Salute Our Troops® campaign.

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

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through cost of goods sold ratably over the fiscal year, which we believe more fairly reflects our results by better matching our costs to our retail sales. At the end of any fiscal year, the entire variance is absorbed into fuel cost of goods sold. Our inventories of fuel turn approximately every five days, including both branded and private branded fuel.

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

Self-Insurance

We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. The expected cost for claims incurred as of the balance sheet date is not discounted and is recognized as a current liability within the Consolidated Balance Sheets. The expected cost of claims is estimated based upon analysis of historical data and actuarial estimates. We maintain excess loss coverage to limit the exposure related to certain risks involving general liability, workers’ compensation and employee medical programs when claims reach $500 thousand, $500 thousand and $300 thousand per person per claim, respectively.

Environmental Costs

We account for the cost incurred to comply with federal and state environmental laws and regulations as follows:

•
Environmental liabilities reflected in the consolidated financial statements are based on internal and external estimates of the costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost to remediate each contaminated site and the estimated length of time to remediate each contaminated site.

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

Excise and Other Taxes

We pay federal and state excise taxes on fuel products. Fuel sales and cost of goods sold included excise and other taxes of approximately $808.9 million, $859.6 million and $866.7 million for fiscal 2013, 2012 and 2011, respectively.

Income Taxes

All of our operations are included in a single entity federal income tax return. We recognize deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. We have elected to classify interest and penalties as income tax expense.

Lease Accounting

Leases are accounted for as either operating or capital. In prior years, we also entered into sale-leaseback transactions for certain locations. For all sale-leaseback transactions, we retained ownership of the underground storage tanks, which represents a form of continuing involvement and as such, we account for these transactions as financing leases. Gains and losses from sale-leaseback transactions are deferred until our continuing involvement ends which is typically at the end of the lease term.

Revenue Recognition

Revenues from our two primary product categories, fuel and merchandise, are recognized at the point of sale. We derive service revenue, which is not material for any period presented and included in merchandise revenue, from sales of lottery tickets, money orders, car washes, ATMs and other ancillary product and service offerings. We evaluate the criteria of reporting revenue gross as a principal versus net as an agent, in determining whether it is appropriate to record the gross amount of service revenue and related costs or the net amount earned as commissions. When we are the primary obligor, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, influence product or service specifications or have several of these indicators, revenue is recorded on a gross basis. If we are not the primary obligor and do not possess other indicators of gross reporting as noted above, we record revenue on a net basis.

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

The aggregate amounts recorded as a reduction of cost of goods sold related to these vendor programs was $148.7 million and $170.1 million for fiscal 2013 and 2012, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $8.2 million, $7.3 million and $7.7 million for fiscal 2013, 2012 and 2011 respectively.

Store Operating and General and Administrative Expenses

The primary components of store operating expense are store labor, store occupancy and operations management expenses, while the primary components of general and administrative expense are administrative personnel, insurance and other corporate expenses.

Store Closings and Impairment Charges

Long-lived assets at the individual store level are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset to be held and used is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total expected future cash flows are less than the carrying value of the asset, the carrying value is written down to the lower of carrying value or estimated fair value. Cash flows vary for each store from year to year and as a result, we have identified and recorded impairment charges for operating and closed stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. Similar changes may occur in the future that will require us to record impairment charges. We record losses on asset impairments as a component of impairment charges on the Consolidated Statements of Operations.

Property and equipment of stores we are closing are written down to their estimated net realizable value at the time we close such stores. If applicable, we provide for future estimated rent and other exit costs associated with the store closure, net of sublease income, using a discount rate to calculate the present value of the remaining rent payments on closed stores. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Changes in real estate markets could significantly impact the net values realized from the sale of assets and rental or sublease income. We closed or sold 36, 42 and 19 stores in fiscal 2013, 2012 and 2011, respectively. The impact of closed or sold stores was not material for disclosure as discontinued operations in any of the fiscal years presented.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new standard is effective for fiscal years beginning after December 15, 2013, with early adoption permitted, and may be applied either retrospectively or on a prospective basis to all unrecognized tax benefits that exist at the adoption date. We are currently assessing the impact this ASU will have on our consolidated financial position, results of operations and cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012 with early adoption permitted. This guidance became effective for us beginning in the third quarter of fiscal 2013. Other than requiring additional disclosures, adoption of this new guidance did not have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive (Topic 220): Presentation of Comprehensive Income. This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of stockholders' equity. We adopted this ASU on September 28, 2012. As this ASU affects presentation and disclosure, it did not have an impact on our consolidated financial position, results of operations and cash flows.

Note 2 - Acquisitions

We generally focus on selectively acquiring convenience stores within and contiguous to our existing market areas. In evaluating potential acquisition candidates, we consider a number of factors, including strategic fit, desirability of location, price and our ability to improve the productivity and profitability of a location through the implementation of our operating strategy. Our ability to create synergies due to our relative size and geographic concentration contributes to our willingness to establish a purchase price that is generally in excess of the fair value of assets acquired and liabilities assumed, which results in the recognition of goodwill. We strive to ensure that our acquisitions will be accretive to our shareholders and provide a suitable return on our investment.

In fiscal 2013, we purchased one convenience store in Hilton Head Island, South Carolina on December 31, 2012 and we purchased one convenience store in Conway, South Carolina on July 17, 2013. These acquisitions were funded using available cash on hand and the goodwill and operating results associated with these acquisitions were not material. We did not acquire any stores in fiscal 2012.

In fiscal 2011, we purchased one store in North Carolina on October 28, 2010 and we purchased 47 stores from Presto Convenience Stores, LLC ("Presto") in Kansas (44) and Missouri (3) on December 2, 2010. The 47 stores purchased separately from Presto continue to operate under the Presto trade name. The Presto acquisition included the real estate underlying 36 of the stores. These acquisitions were funded using available cash on hand.

Goodwill associated with the fiscal 2011 acquisitions was $28.7 million and will be deductible for income tax purposes over 15 years. The following unaudited pro forma information presents a summary of our consolidated results of operations as if the transactions occurred at the beginning of the fiscal year for the period presented:

(in thousands, except per share data)	2011
Total revenues	$8,172,009
Net income	$10,353
Earnings per share:
Basic	$0.46
Diluted	$0.46

Note 3 - Inventories

Inventories consisted of the following:

(in thousands)	September 26, 2013	September 27, 2012
Inventories at FIFO cost:
Merchandise	$101,978	$95,775
Less adjustment to LIFO cost	(38,543)	(38,965)
Merchandise inventory at LIFO cost	63,435	56,810
Fuel	68,794	80,566
Total inventories	$132,229	$137,376

The impact on merchandise cost of goods sold of LIFO inventory liquidations was not material for fiscal 2013, 2012 and 2011.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 26, 2013	September 27, 2012
Land	$315,456	$319,620
Buildings	422,234	408,255
Equipment, furniture and fixtures	909,791	879,057
Leasehold improvements	222,833	212,951
Construction in progress	33,005	40,745
Property and equipment, gross	1,903,319	1,860,628
Less—accumulated depreciation and amortization	(1,000,523)	(924,787)
Property and equipment, net	$902,796	$935,841

Depreciation expense was $117.2 million, $118.9 million and $115.5 million for fiscal 2013, 2012 and 2011, respectively.

Note 5 – Goodwill and Other Intangible Assets

The following table reflects goodwill balances and activity as of September 26, 2013 and September 27, 2012:

(in thousands)	September 26, 2013	September 27, 2012
Balance at the beginning of the year, gross	$666,585	$666,585
Acquisitions	337	—
Accumulated impairment	(230,820)	(230,820)
Balance at the end of the year, net	$436,102	$435,765

We conducted our annual goodwill impairment assessment in the second quarter of fiscal 2013. Our market capitalization was less than our book value at our annual testing date; therefore, we determined our fair value by using a combination of income and market approaches. We applied a reasonable control premium in our conclusion of fair value. Control premiums may effectively cause a company’s aggregate fair value to exceed its current market capitalization due to the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from such control. As a result of completing step one of our annual impairment test, we determined that our fair value exceeded book value by a significant amount and concluded there was no impairment of our goodwill. Subsequent to the date of our annual impairment test, our market capitalization fluctuated. Generally, our market capitalization increased and decreased during the remainder of fiscal 2013. At no point did our market capitalization decrease to a point significantly below our market capitalization at our annual testing date. We evaluated the facts and circumstances surrounding the fluctuations in our market capitalization and determined that there were no indicators of impairment subsequent to our annual testing date. No impairment charges related to goodwill were recognized during fiscal 2013, 2012 and 2011.

The following table reflects other intangible asset balances and activity as of September 26, 2013 and September 27, 2012:

(in thousands, except weighted-average life data)
	September 26, 2013				September 27, 2012
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Trade names	N/A	$470	(470)	$—	2.0	$470	(411)	$59
Customer agreements	13.3	1,356	(923)	433	12.9	1,363	(842)	521
Non-compete agreements	32.8	7,974	(3,527)	4,447	32.7	7,995	(3,270)	4,725
		$9,800	$(4,920)	$4,880		$9,828	$(4,523)	$5,305

There were no impairment charges related to intangible assets for fiscal 2013, 2012 and 2011.

Amortization expense related to intangible assets was approximately $425 thousand, $611 thousand and $1.4 million in fiscal 2013, 2012 and 2011, respectively.

The estimated future amortization expense for customer agreements and non-compete agreements is as follows:

(in thousands)
Fiscal Year
2014	$354
2015	328
2016	294
2017	279
2018	279
Later years	3,346
Total estimated future amortization expense	$4,880

Note 6 – Impairment Charges

During fiscal 2013, 2012 and 2011, we recorded the following asset impairment charges:

(in thousands)	2013	2012	2011
Operating stores	$2,741	$5,645	$5,220
Surplus properties	1,940	612	7,335
Total asset impairments	$4,681	$6,257	$12,555

Operating stores. We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We compared the carrying amount of these operating stores assets to their estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. We also reviewed under-performing operating stores for impairment that we reclassified from property held for use to property held for sale because we planned to close or convert them to dealers or commission marketers. We recorded impairment charges related to operating stores detailed in the table above. There were no operating stores classified as held for sale as of September 26, 2013 and property held for sale was insignificant as of September 27, 2012.

Surplus Properties. We test our surplus properties for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Periodically management determines that certain surplus properties should be classified as held for sale because of a change in facts and circumstances, including increased marketing and bid activity. We estimate the fair value of these and other surplus properties where events or changes in circumstances indicated, based on marketing and bid activity, that the carrying amount of the assets may not be recoverable. Based on these estimates, we determined that the carrying values of certain properties exceeded fair value resulting in the impairment charges detailed above. Surplus properties classified as held for sale and included in prepaid expenses and other current assets on our Consolidated Balance Sheets were $4.7 million and $7.0 million as of September 26, 2013 and September 27, 2012, respectively.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Note 7 - Debt

Long-term debt consisted of the following:

(in thousands)	September 26, 2013	September 27, 2012
Fourth Amended and Restated Credit Facility interest payable monthly at LIBOR plus 3.75% with a LIBOR floor of 1.0%; principal due in quarterly installments through June 30, 2019	$253,087	$255,000
Senior unsecured notes due August 1, 2020; interest payable semi-annually at 8.375%	250,000	250,000
Senior subordinated convertible notes repaid on November 15, 2012	—	61,301
Other notes payable; various interest rates and maturity dates	—	50
Total long-term debt	503,087	566,351
Less—current maturities	(2,550)	(62,840)
Less—unamortized debt discount	(2,123)	(2,911)
Long-term debt, net of current maturities and unamortized debt discount	$498,414	$500,600

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

The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 425 to 450 basis points, with a LIBOR floor of 100 basis points. During fiscal 2013, we entered into the First Amendment (the "Amendment") to the Fourth Amended and Restated Credit Agreement dated as of August 3, 2012. The Amendment modifies the interest rates on borrowings under our term loan. Based on our current leverage ratio, the interest rate is LIBOR plus 375 basis points with a LIBOR floor of 100 basis points. The Amendment also removes the covenant requiring us to meet a proforma based secured leverage ratio test for permitted acquisitions above $10.0 million.

Our credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). Our credit facility contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio (as defined in our credit agreement). Additionally, our credit facility contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. If we are able to satisfy a leverage ratio incurrence test and no default under our credit facility is continuing or would result therefrom, we are permitted under the credit facility to pay dividends in an aggregate amount not to exceed $35.0 million per fiscal year, plus the sum of (i) any unused amount from preceding years beginning with fiscal year 2012 and (ii) the amount of excess cash flow, if any, not required to be utilized to prepay outstanding amounts under our credit facility for the previous fiscal year. As of September 26, 2013, we were in compliance with all covenants and restrictions.

As of September 26, 2013, we had approximately $94.6 million of standby letters of credit issued under the credit facility. The standby letters of credit primarily relate to self-insurance programs, vendor contracts and regulatory requirements.

We have outstanding $250 million of 8.375% senior unsecured notes ("senior unsecured notes") maturing in 2020. Interest on the senior unsecured notes is payable semiannually in February and August of each year until maturity. The indenture governing our senior unsecured notes contains restrictive covenants that are similar to those contained in our credit facility. If we are able to satisfy a fixed charge coverage ratio incurrence test and no default under our indenture is continuing or would result therefrom, we are permitted to pay dividends, subject to certain exceptions and qualifications, not exceeding 50% of our consolidated net income (as defined in our indenture) from June 29, 2012 to the end of our most recently ended fiscal quarter, plus proceeds received from certain equity issuances and returns or dispositions of certain investments made from August 3, 2012, less the aggregate amount of dividends or other restricted payments made under this provision and the amount of certain other restricted payments that our indenture permits us to make. Notwithstanding the indenture provision described in the prior sentence, so long as no default under our indenture is continuing or would result therefrom, we are permitted to pay dividends in an aggregate amount not to exceed $20.0 million since August 3, 2012.

In fiscal 2013, we filed a prospectus with the Securities and Exchange Commission ("SEC") in which we offered to exchange our $250.0 million outstanding 8.375% senior notes due in 2020 ("old notes") for $250.0 million registered 8.375% senior notes due in 2020 with substantially identical terms and conditions. All old notes were validly tendered for exchange. We accepted all of the old notes tendered for exchange. This exchange had no impact on our financial position, results of operations or cash flows.

As of September 26, 2013, we were in compliance with all covenants and restrictions. Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit agreement governing our credit facility, including financial and negative covenants.

As of the end of the first quarter of fiscal 2014, the maximum total adjusted leverage ratio (generally the ratio of our consolidated debt to specified earnings) decreases from 6.25 to 6.0 and the minimum interest coverage ratio (generally the ratio of specified earnings to interest expense) increases from 2.0 to 2.25. We believe that we will be able to continue to satisfy these ratios; however, certain factors could result in our failure to comply with our covenants.

On November 15, 2012, our convertible notes matured and we used available cash to repay the $61.3 million of outstanding notes.

After giving effect to the applicable restrictions on the payment of dividends under our credit facility and our indenture, subject to compliance with applicable law, as of September 26, 2013, there was approximately $20.0 million free of restriction, which was available for the payment of dividends. We do not expect to pay dividends in the foreseeable future.

The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 16, Fair Value Measurements.

The remaining principal payments of our long-term debt as of September 26, 2013 are as follows:

(in thousands)
Fiscal year
2014	$2,550
2015	2,550
2016	2,550
2017	2,550
2018	2,550
Later years	490,337
Total principal payments	$503,087

Note 8 – Lease Obligations

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for as a financing. The net book values of assets under capital leases and lease finance obligations, which are included in Note 4, Property and Equipment, are summarized as follows:

(in thousands)	September 26, 2013	September 27, 2012
Land	$186,901	$187,375
Buildings	225,931	203,386
Equipment	15,300	5,769
Accumulated depreciation	(88,290)	(65,588)
Total	$339,842	$330,942

Following are the future minimum lease payments, including interest, for all non-cancelable leases in effect as of September 26, 2013:

(in thousands)
Fiscal Year	Lease Finance Obligations	Operating Leases
2014	$54,673	$67,616
2015	53,545	57,585
2016	51,710	45,328
2017	50,514	40,339
2018	48,951	35,684
Later years	173,133	88,755
Total future minimum lease payments	$432,526	$335,307

Rental expense for operating leases was approximately $69.5 million, $70.0 million and $73.3 million for fiscal 2013, 2012 and 2011, respectively. We have facility leases with non-level rent provisions, capital improvement funding and other forms of lease concessions. We record non-level rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

Note 9 – Asset Retirement Obligations

We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. The asset retirement obligation liabilities are discounted using rates ranging from 5.2% to 10.8% which were determined at inception of each obligation. Revisions to the liabilities could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. There were no material changes in our estimated costs to remove tanks during fiscal 2013. We include asset retirement obligations in other noncurrent liabilities on the Consolidated Balance Sheets.

A reconciliation of the changes in our liability is as follows:

(in thousands)	September 26, 2013	September 27, 2012
Balance at the beginning of the year	$26,983	$26,475
Liabilities incurred	40	4
Liabilities assumed - acquisitions	15	—
Liabilities settled	(945)	(891)
Accretion expense	1,509	1,395
Balance at the end of the year	$27,602	$26,983

Note 10 – Interest Expense, net

The components of interest expense, net are as follows:

(in thousands)	2013	2012	2011
Interest on long-term debt, including amortization of deferred financing costs	$42,698	$34,167	$35,053
Interest on lease finance obligations	44,233	44,090	44,064
Interest rate swap settlements	—	852	3,421
Amortization of terminated interest rate swaps	643	111	—
Interest rate swap ineffectiveness	—	166	—
Amortization of debt discount	787	3,895	5,088
Miscellaneous	450	943	28
Interest expense	$88,811	$84,224	$87,654
Interest income	(32)	(5)	(163)
Interest expense, net	$88,779	$84,219	$87,491

Note 11 – Income Taxes

The components of income tax (benefit) expense are summarized below:

(in thousands)	2013	2012	2011
Current
Federal	$(21)	$(700)	$(18,303)
State	(83)	209	1,059
Current income tax benefit	$(104)	$(491)	$(17,244)
Deferred
Federal	$(5,510)	$(2,564)	$21,768
State	(187)	48	303
Deferred income tax (benefit) expense	(5,697)	(2,516)	22,071
Net income tax (benefit) expense	$(5,801)	$(3,007)	$4,827

Deferred income tax (liabilities) and assets are comprised of the following:

	September 26,	September 27,
(in thousands)	2013	2012
Gross deferred income tax liabilities
Property and equipment	$(74,983)	$(81,168)
Inventories	(2,852)	(2,938)
Goodwill and other intangibles	(38,446)	(26,506)
Prepaid expenses	(3,849)	(2,857)
Deferred gain	(1,038)	(1,045)
Other	(112)	(273)
Gross deferred income tax liabilities	(121,280)	(114,787)
Gross deferred income tax assets
Lease finance obligations	17,443	17,131
Accrued insurance	11,274	12,507
Asset retirement obligations	9,728	9,374
Deferred vendor rebates	4,856	7,416
Reserve for closed stores	667	1,088
Environmental	3,367	3,342
State bonus depreciation	4,109	4,606
Stock-based compensation expense - nonqualified options	2,281	2,783
Accrued expenses	794	887
Other	715	1,620
Gross deferred income tax assets	55,234	60,754
Net operating loss carryforwards	16,613	3,904
Federal tax credits	8,949	4,739
Net deferred income tax liabilities	$(40,484)	$(45,390)

As of September 26, 2013 and September 27, 2012, net current deferred income tax assets totaled $18.7 million and $17.4 million, respectively, and net noncurrent deferred income tax liabilities totaled $59.2 million and $62.8 million, respectively.

Reconciliations of income taxes at the federal statutory rate (35% in fiscal 2013, 2012 and 2011) to actual income tax (benefit) expense for each of the periods presented are as follows:

(in thousands)	2013	2012	2011
Tax (benefit) expense at federal statutory rate	$(3,085)	$(1,944)	$5,125
State tax expense, net of federal tax expense	155	109	743
Permanent difference - federal credits, net	(2,547)	(1,307)	(1,093)
Permanent difference - statutory rate change	(396)	—	—
Permanent differences - other	72	135	52
Net income tax (benefit) expense	$(5,801)	$(3,007)	$4,827

As of September 26, 2013, we had federal and state net operating loss ("NOL") carryforwards and federal tax credit carryforwards that can be used to offset future federal and state income taxes. The benefit of these carryforwards is recognized as a deferred income tax asset. Loss carryforward and credit carryforward amounts as of September 26, 2013 have the following expiration dates:

(in thousands)	Year of Expiration	Carryforwards
Federal NOL carryforwards
	2031	$7,151
	2032	16,885
	2033	17,075
		$41,111
Federal credit carryforwards
	2030	$1,393
	2031	1,713
	2032	2,119
	2033	2,795
		$8,020
State NOL carryforwards
	2018	$3,515
	2019	2,470
	2020	2,751
	2021	1,278
	2022	680
	2023	332
	2025	1,195
	2026	2,187
	2027	9,131
	2028	12,197
	2031	89
	2032	8,554
	2033	15,948
		$60,327

No uncertain tax positions were recorded during fiscal 2013, 2012, and 2011. There were no accrued interest and penalties related to unrecognized tax benefits during fiscal 2013 and 2012. We do not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease over the next 12 months.

The examination by the Internal Revenue Service for fiscal years 2007 through 2010 was completed in fiscal 2012 resulting in $12.8 million in federal tax refunds. Due to carry-back claims, the statute of limitations remains open for fiscal years 2008 and forward. State income tax returns for fiscal years 2008 through 2010 remain open for examination by the tax authorities. We believe our consolidated financial statements include appropriate provisions for all outstanding issues in all jurisdictions and all open years.

On September 13, 2013, the U.S. Department of the Treasury issued final regulations that provide guidance on capitalization of tangible property. These regulations will result in our adoption of certain mandatory and elective accounting methods with respect to property and equipment, inventory and supplies. We are currently analyzing these accounting method changes, which will be adopted during the fiscal 2015 tax year, but we do not believe they will have a material impact on the consolidated financial statements.

Note 12 – Commitments and Contingencies

As of September 26, 2013, we were contingently liable for outstanding letters of credit in the amount of approximately $94.6 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

Since the beginning of fiscal 2007, over 45 class action lawsuits have been filed in federal courts across the country against numerous companies in the petroleum industry. Major petroleum companies and significant retailers in the industry have been named as defendants in these lawsuits. Initially, we were named as a defendant in eight of these cases, three of which have recently been dismissed without prejudice. We remain as a defendant in five cases: one in North Carolina (Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07); one in Alabama (Cook, et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); one in Georgia (Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07); one in Tennessee (Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07); and one in South Carolina (Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07). Pursuant to an Order entered by the Joint Panel on Multi-District Litigation ("MDL"), all of the cases, including those in which we are named, have been transferred to the United States District Court for the District of Kansas and consolidated for all pre-trial proceedings. The plaintiffs in the lawsuits generally allege that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. These cases seek, among other relief, an order requiring the defendants to install temperature adjusting equipment on their retail motor fuel dispensing devices and/or temperature disclosures. In certain of the cases, including some of the cases in which we are named, plaintiffs also have alleged that because defendants pay fuel taxes based on temperature adjusted 60 degree gallons, but allegedly collect taxes from consumers on non-temperature adjusted gallons, defendants receive a greater amount of tax from consumers than they paid on the same gallon of fuel. The plaintiffs in these cases seek, among other relief, recovery of excess taxes paid and punitive damages. Both types of cases seek compensatory damages, injunctive relief, attorneys’ fees and costs and prejudgment interest. The defendants filed motions to dismiss all cases for failure to state a claim, which were denied by the court on February 21, 2008.

On May 28, 2010, in a lawsuit in which we are not a party, the Court granted the Kansas Plaintiffs’ Motion for Class Certification as to liability and injunctive relief pursuant to Rule 23(b)(2) but declined to certify a class for damages at that time. The Kansas Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. On November 21, 2011, the Kansas Defendants filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision. On January 19, 2012, the MDL judge denied the Defendants’ motion to decertify and, construing Plaintiffs response as a motion to redefine the classes and for class certification under Rules 23(b)(3) and (c)(4), granted the Plaintiffs’ motion as to the liability and injunctive relief aspects of Plaintiffs’ claims. The Kansas Defendants again sought a Rule 23(f) appeal which the Tenth Circuit denied on March 12, 2012. On September 24, 2012, the jury in the Kansas case returned a verdict in favor of defendants, finding that defendants did not violate Kansas law by willfully failing to disclose temperature and its effect on the energy content of motor fuel. On October 3, 2012 the judge in the Kansas case also ruled that defendants’ practice of selling motor fuel without disclosing temperature or disclosing the effect of temperature was not unconscionable under Kansas law. On April 5, 2013 and April 9, 2013, the judge granted class certification to plaintiffs on the liability and injunctive relief aspects of their claims against the nonsettling defendants in the cases filed in California. On August 14, 2013 the Court granted summary judgment in favor of the defendants in the California cases. The Company is not a defendant in the California cases. On October 9, 2013, at the invitation of the Court, defendants and plaintiffs filed a joint suggested remand and final MDL pretrial order for all the Non-California cases. That joint proposed suggestion for remand has not yet been ruled upon and remains pending before the MDL Court.

It appears that all remaining cases will be remanded back to their originating courts sometime in the relatively near future. We have opposed class certification and filed dispositive motions in each of the cases in which we have been sued. All of those motions were administratively terminated by the MDL court. However, we anticipate that the motions will be reinstated either prior to, or shorty following, remand. In short, in the course of this litigation so far, the defendants in the Kansas case won a unanimous defense verdict and the defendants in the California case won on summary judgment, notwithstanding the Court’s granting class certification as described above.

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

On October 8, 2013, we reached a proposed settlement in principle with the plaintiffs which, if finalized in a definitive agreement and approved by the court, will result in a dismissal of this lawsuit. Under the proposed settlement, our minimum liability would be $1.5 million plus the amount of attorneys’ fees awarded and our maximum liability, including legal fees and expenses, would be $5.0 million. Assuming that a definitive settlement agreement is executed and approved by the court, we estimate that our range of liability, inclusive of attorneys’ fees and expenses, will be from $3.1 million to $5.0 million. We accrued a reserve of $3.1 million in the fourth quarter of fiscal 2013 relating to the proposed settlement.

Final approval of the proposed settlement is expected to take several months and there can be no assurance that a definitive settlement agreement will be reached or that the settlement will be approved by the court. We cannot reasonably estimate our loss, range of loss or liability, if any, related to this lawsuit if the settlement agreement is not finalized and approved by the court because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

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

Environmental Liabilities and Contingencies

We are subject to various federal, state and local environmental laws and regulations. We make financial expenditures in order to comply with regulations governing underground storage tanks adopted by federal, state and local regulatory agencies. In particular, at the federal level, the Resource Conservation and Recovery Act of 1976, as amended, requires the U.S. Environmental Protection Agency ("EPA") to establish a comprehensive regulatory program for the detection, prevention and cleanup of leaking underground storage tanks (e.g., overfills, spills and underground storage tank releases).

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 26, 2013, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

The state trust funds generally require us to pay deductibles ranging from zero dollars to $200 thousand per occurrence depending on the upgrade status of our underground storage tank system, the date the release is discovered and/or reported and the type of cost for which reimbursement is sought. The Florida trust fund will not cover releases first reported after December 31, 1998. We obtained private insurance coverage related to certain remediation costs and third-party claims arising out of releases that occurred in Florida and were reported after December 31, 1998. We believe that this coverage complies with federal and Florida financial responsibility regulations. In Georgia, we opted not to participate in the state trust fund effective December 30, 1999, except for certain sites, including sites where our lease requires us to participate in the Georgia trust fund. For all such sites where we have opted not to participate in the Georgia trust fund, we have obtained private insurance coverage related to certain remediation costs and third-party claims. We believe that this coverage complies with federal and Georgia financial responsibility regulations.

In addition to immaterial amounts to be spent by us, a substantial amount will be expended for remediation on behalf of us by state trust funds established in our operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by us, we will be obligated to make such payments, which could materially affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various state trust funds.

As of September 26, 2013, environmental liabilities of approximately $5.2 million and $66.2 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 27, 2012, environmental liabilities of approximately $5.7 million and $62.6 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental liabilities represent our estimates for future expenditures for remediation associated with 582 and 599 known contaminated sites as of September 26, 2013 and September 27, 2012, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $63.6 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $7.8 million for remediation. As of September 26, 2013, anticipated reimbursements of $2.4 million are recorded as current receivables and $63.6 million are recorded as other noncurrent assets related to all sites. As of September 27, 2012, anticipated reimbursements of $2.9 million are recorded as current receivables and $61.0 million are recorded as other noncurrent assets. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental liabilities have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of payments can be reasonably estimated is discounted at 6.5% to determine the environmental liability. The undiscounted amount of future estimated payments for which we do not expect to be reimbursed for each of the five fiscal years and thereafter as of September 26, 2013 and other cost amounts covered by responsible third parties are as follows:

(in thousands)	Expected Payments
Fiscal Year
2014	$3,964
2015	2,568
2016	1,680
2017	734
2018	114
Later years	133
Total undiscounted costs not covered by a third party	9,193
Costs covered by a third party	76,045
Less: interest	(13,861)
Total environmental liabilities	$71,377

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through independent contractor firms engaged by us. For certain sites, the state trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

As of September 26, 2013 and September 27, 2012, there are 147 and 170 sites, respectively, identified as contaminated that are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. These sites are not included in our environmental liabilities. Additionally, we are awaiting closure notices on several other locations that will release us from responsibility related to known contamination at those sites. These sites continue to be considered in our environmental liabilities until a final closure notice is received.

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. At September 26, 2013, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $1.3 million and $10.2 million, respectively.

During fiscal 2013, we purchased 56.0% of our general merchandise from a single wholesaler, McLane Company, Inc. (“McLane”). Our arrangement with McLane is governed by a distribution service agreement which expires in December 2014.

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2013 to 2019 as of September 26, 2013. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased. Therefore, the contractual obligation we must reimburse the respective oil company if we default may be different than the unamortized balance recorded as deferred vendor rebates.

Fuel Contractual Contingencies

During fiscal 2013, we entered into an Amended and Restated Master Conversion Agreement ("MCA") and an Amended and Restated Guaranteed Supply Agreement ("GSA") with Marathon® Petroleum Company LP ("Marathon"). Minimum volumes required for us to obtain volume based rebates have been adjusted and additional Marathon branded locations have been added, bringing the total number of branded Marathon sites under the contract to 364. These branded sites must remain Marathon sites for the term of the MCA so long as the Company directly or indirectly provides fuel to them. Marathon has been granted the option to extend the term of each of the GSA and the MCA for an additional year through December 31, 2018. In addition, Marathon has agreed to provide products to us for a transition period ending on March 31st of the year following termination of the agreements.

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

Note 13 – Defined Contribution Plan

We sponsor a 401(k) Employee Retirement Savings Plan for eligible employees. In 2013, employees are eligible to participate in the plan immediately and may contribute up to 100% of their annual compensation. Employees that have been employed for one year are eligible for company match on the basis of 100% of the first 3% and 50% of the next 2% contributed. In 2012 and 2011, employees also had to be at least 21 years of age with at least 1,000 hours worked to be eligible to participate in the plan. Matching contribution expense was $2.1 million, $2.0 million, and $1.9 million for fiscal 2013, 2012 and 2011, respectively.

Note 14 – Stock Compensation Plans

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

Total share-based compensation expense, which is included in general and administrative expense in the Consolidated Statements of Operations, was $2.7 million, $2.8 million and $2.2 million in fiscal 2013, 2012 and 2011, respectively. The related income tax benefit was $1.1 million, $1.2 million and $836 thousand in fiscal 2013, 2012 and 2011, respectively. As of September 26, 2013 we have approximately 1.1 million shares available for equity grants.

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

A summary of the status of stock options under our plans and changes during fiscal 2013 is presented in the table below:

(in thousands, except exercise price or as otherwise noted)	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, September 27, 2012	806	$32.62	2.8	$513
Granted	170	11.52
Exercised	(6)	11.17		$8
Forfeited options	(60)	11.88
Expired options	(183)	44.55
Options outstanding, September 26, 2013	727	$21.58	2.9	$71

Options vested and expected to vest, September 26, 2013	709	$21.83	2.8	$67
Exercisable, September 26, 2013	505	$25.89	1.6	$14

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

The weighted average assumptions used in the Black-Scholes-Merton option pricing model for options issued in fiscal 2013, 2012 and 2011 are as follows:

	Years Ended
	September 26, 2013	September 27, 2012	September 29, 2011
Weighted-average expected lives (years)	3.0	3.0	3.0
Risk-free interest rate	0.4%	0.4%	1.0%
Expected volatility	43.1%	50.2%	57.0%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value	$3.40	$3.86	$7.26

The weighted average grant date fair value of options granted during fiscal 2013, 2012 and 2011 was $579 thousand, $660 thousand and $622 thousand, respectively.

Stock options exercised during fiscal 2013 and 2011 were not material. There were no stock options exercised during fiscal 2012.

The total fair value of options that vested during fiscal 2013, 2012 and 2011 was $323 thousand, $283 thousand and $1.1 million, respectively. At September 26, 2013, there was $598 thousand of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Awards

Restricted stock awards and restricted stock units are valued at the market price of a share of our common stock on the date of grant which is their fair value. In general, employee awards vest in equal annual installments at the end of each fiscal year of a three-year period from the date of grant. We also issue restricted stock to our Board of Directors annually, which vests over a one-year period. The weighted average fair value for restricted stock awards was $12.07 in fiscal 2013, $12.89 in fiscal 2012 and $16.39 in fiscal 2011. The weighted average fair value for restricted stock units was $12.14 in fiscal 2013. There were no grants of restricted stock units in fiscal 2012 and 2011. Transactions related to restricted stock awards and restricted stock units issued under the Omnibus Plan for the year ended September 26, 2013 are summarized as follows:

	Restricted Stock		Restricted Stock Units
(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at September 27, 2012	359	$12.89	—	$—
Granted	249	$11.62	12	$12.14
Vested	(171)	$13.05	—	$—
Forfeited	(62)	$12.31	—	$—
Nonvested at September 26, 2013	375	$12.07	12	$12.14

The total fair value of restricted stock awards that vested was approximately $2.1 million, $1.5 million and $2.4 million in fiscal 2013, 2012 and 2011, respectively. There were no vested restricted stock units in fiscal 2013, 2012 and 2011. The remaining unrecognized compensation expense related to unvested restricted stock awards at September 26, 2013 was $2.6 million, which is expected to be recognized over a weighted-average period of 1.7 years. The remaining unrecognized compensation expense related to unvested restricted stock units at September 26, 2013 was $65 thousand, which is expected to be recognized over a weighted-average period of 0.5 years.

Performance-based Restricted Stock Awards

During fiscal 2013, we granted restricted stock awards that have performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 150%. The performance-based restricted awards generally vest in three annual installments commencing on the first anniversary of the grant date. These awards are expensed based on the probability of achieving performance metrics. If the performance metric is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The weighted average fair value for performance-based restricted stock was $11.92 in fiscal 2013, $13.32 in fiscal 2012 and $17.91 in fiscal 2011. Transactions related to performance-based restricted stock awards issued under the Omnibus Plan for the year ended September 26, 2013 are summarized as follows:

(in thousands, except per share amounts)	Performance-based Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share
Nonvested at September 27, 2012	262	$13.32
Granted	261	$11.50
Vested	(5)	$19.06
Forfeited	(188)	$13.08
Nonvested at September 26, 2013	330	$11.92

The total fair value of performance-based restricted stock awards that vested was approximately $62 thousand in fiscal 2013. No performance-based restricted stock vested in fiscal 2012 and 2011. There was no remaining unrecognized compensation expense related to unvested performance-based restricted stock awards at September 26, 2013.

Note 15 – Earnings (Loss) per Share

Basic earnings per share is computed on the basis of the weighted-average number of common shares available to common shareholders. Diluted earnings per share is computed on the basis of the weighted-average number of common shares available to common shareholders, plus the effect of stock options, restricted stock and convertible notes using the treasury stock method.

In periods in which a net loss is incurred, no common stock equivalents are included since they are anti-dilutive. As such, all stock options and restricted stock outstanding are excluded from the computation of diluted net loss per shares in those periods. Options and restricted stock representing 1.4 million shares for fiscal 2013 and 2012, respectively, have been excluded from diluted loss per share.

Options to purchase shares of common stock that were not included in the computation of diluted earnings per share, because their inclusion would have been anti-dilutive, were 839 thousand for fiscal 2011.

The following table reflects the calculation of basic and diluted earnings (loss) per share:

(in thousands, except per share data)	2013	2012	2011
Net income (loss)	$(3,012)	$(2,547)	$9,815
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,691	22,569	22,465
Earnings (loss) per share—basic	$(0.13)	$(0.11)	$0.44
Earnings (loss) per share—diluted:
Weighted-average shares outstanding	22,691	22,569	22,465
Dilutive impact of options and convertible notes outstanding	—	—	64
Weighted-average shares and potential dilutive shares outstanding	22,691	22,569	22,529
Earnings (loss) per share—diluted	$(0.13)	$(0.11)	$0.44

Note 16 – Fair Value Measurements

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

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the consolidated financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. We believe the fair value determination of these short-term financial instruments is a level 1 measure. Estimated fair values for long-term debt have been determined using quoted prices in active markets, including reported trades and benchmark yields. The fair value of our indebtedness was approximately $522.5 million and $582.7 million at September 26, 2013 and September 27, 2012, respectively. We believe the fair value determination of long-term debt is a Level 2 measure.

During fiscal 2013, significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition included long-lived tangible assets as described in Note 6, Asset Impairments.

In determining the impairment of operating stores and surplus properties, we determined the fair values by estimating selling prices of the assets. We generally determine the estimated selling prices using information from comparable sales of similar assets and assumptions about demand in the market for these assets. While some of these inputs are observable, significant judgment was required to select certain inputs from observed market data. We believe the fair value determination of surplus properties and operating stores are a Level 2 measure.

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values at September 26, 2013.

	Fair Value Measurements-Non-recurring Basis
(in thousands)	Operating Stores	Surplus Properties
Fair value measurement	$6,789	$5,663
Carrying amount	9,530	7,603
Realized Loss	$(2,741)	$(1,940)

Note 17 – Quarterly Results (Unaudited)

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2013 and 2012. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross profits during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters.

	Fiscal 2013
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
Merchandise revenue	$428,848	$418,949	$476,596	$475,608
Fuel revenue	1,486,359	1,473,268	1,516,055	1,546,272
Total revenue	$1,915,207	$1,892,217	$1,992,651	$2,021,880
Gross Profit
Merchandise gross profit (1)	$146,893	$141,146	$160,855	$163,237
Fuel gross profit (1) (2)	49,168	48,439	53,833	47,826
Total gross profit	$196,061	$189,585	$214,688	$211,063
Income from operations	$18,014	$8,695	$35,113	$18,144
Net income (loss)	$(3,057)	$(6,865)	$5,938	$972
Net income (loss) per share - basic	$(0.14)	$(0.30)	$0.26	$0.04
Net income (loss) per share - diluted	$(0.14)	$(0.30)	$0.26	$0.04

	Fiscal 2012
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
Merchandise revenue	$428,356	$434,902	$476,493	$469,537
Fuel revenue	1,534,620	1,627,260	1,660,632	1,621,443
Total revenue	$1,962,976	$2,062,162	$2,137,125	$2,090,980
Gross Profit
Merchandise gross profit (1)	$142,209	$145,391	$159,726	$162,509
Fuel gross profit (1) (2)	55,910	43,299	67,061	44,047
Total gross profit	$198,119	$188,690	$226,787	$206,556
Income from operations	$15,868	$7,196	$43,072	$18,061
Net income (loss)	$(2,929)	$(9,658)	$14,815	$(4,775)
Net income (loss) per share - basic	$(0.13)	$(0.43)	$0.66	$(0.21)
Net income (loss) per share - diluted	$(0.13)	$(0.43)	$0.65	$(0.21)

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

As required by paragraph (b) of Rules 13a-15(f) and 15d-15(f) under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of September 26, 2013 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of our Board of Directors. Based on its assessment, management determined that, as of September 26, 2013, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, was engaged to audit the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cary, North Carolina

We have audited the internal control over financial reporting of The Pantry, Inc. and subsidiaries (the "Company") as of September 26, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended September 26, 2013 of the Company and our report dated December 10, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP

Charlotte, North Carolina
December 10, 2013

Item 9B.   Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is included in the section entitled "Executive Officers of the Registrant" in Part I of this report. Information concerning our directors and the filing of certain reports of beneficial ownership is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 13, 2014.

All employees, officers and directors, including our Chief Executive Officer and Principal Financial Officer, are required to abide by The Pantry, Inc. Code of Business Conduct and Ethics (the "Code"). The Code is designed to ensure that our business is conducted in a legal and ethical manner. A full text of the Code can be found at www.thepantry.com, under "Investors" and "Corporate Governance" captions. Information about our code of ethics is incorporated by reference from the section entitled "Information About Our Board of Directors - Code of Ethics" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 13, 2014.

Information concerning the Audit Committee of our Board of Directors is incorporated by reference from the section entitled "Information About Our Board of Directors - Board Committees - Audit Committee" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 13, 2014.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the date of our proxy statement for the Annual Meeting of Stockholders held March 14, 2013.

Item 11. Executive Compensation.

This information is incorporated by reference from the sections entitled "Executive Compensation", "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Compensation Committee Report" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 13, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the sections entitled "Principal Stockholders" and "Executive Compensation - Equity Compensation Plan Information" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 13, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the sections entitled "Transactions with Affiliates" and "Information About Our Board of Directors - General" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 13, 2014.

Item 14.  Principal Accounting Fees and Services.

This information is incorporated by reference from the section entitled "Ratification of Appointment of Independent Public Accountants - Principal Accountant Fees and Services" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 13, 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.
The following information required under this item is filed as part of this report:

(a)	1. Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements;
Consolidated Balance Sheets at September 26, 2013 and September 27, 2012;
Consolidated Statements of Operations for the fiscal years ended September 26, 2013, September 27, 2012 and September 29, 2011;
Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 26, 2013, September 27, 2012 and September 29, 2011;
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 26, 2013, September 27, 2012 and September 29, 2011;
Consolidated Statements of Cash Flows for the fiscal years ended September 26, 2013, September 27, 2012 and September 29, 2011;
Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

II – Valuation and Qualifying Accounts for fiscal 2013, 2012 and 2011.

3. Exhibits

Exhibit                                                Exhibit Description

2.1            Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. ("The Pantry") and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007).†

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

4.2             Form of 8.375 Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

4.3             Supplemental Indenture dated August 3, 2012 dated August 3, 2012 among The Pantry and U.S. Bank National Association, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

4.4
Supplemental Indenture dated April 23, 2013 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on April 24, 2013).

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

10.2
First Amendment to Fourth Amended and Restated Credit Agreement dated as of August 15, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 20, 2013).

10.3           Registration Rights Agreement dated August 3, 2012 among The Pantry and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.4           Fourth Amended and Restated Pledge Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.5           Fourth Amended and Restated Security Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.6           Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003).

10.7           Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

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

10.12         The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry's Annual Report on Form 10-K for the year ended September 29, 2011).*

10.13         Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.14         Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.15         Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.16         Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010).*

10.17         Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.18         Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.27 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.19         Form of Award Agreement (Awarding Restricted Stock to Employee for Retention) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.20         Form of Award Agreement (Awarding Non-Qualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.21         Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.22         Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.23         Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell). (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.24         Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).*

10.25        Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2011).

10.26         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.27         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.28         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.29         Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.30         Employment Agreement effective as of September 20, 2012 by and between Patrick J. Venezia and the Company (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.31         Severance Agreement effective as of December 15, 2011 by and between Berry L. Epley and the Company (incorporated by reference to Exhibit 10.43 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.32
Employment Agreement effective as of February 7, 2013 by and between B. Clyde Preslar and the Company (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on January, 11, 2013).*

10.33
Employment Agreement effective as of June 3, 2013 by and between Boris Zelmanovich and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).*

10.34         Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008).

10.35         Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010).

10.36         Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated December 2, 2010 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.76 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).

10.37         Third Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated August 11, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.77 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).

10.38         Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.39         First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.79 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).
10.40         Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.80 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.41         Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.81 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.42         Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.43         First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.83 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.44         Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.84 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

 10.45         Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.46         Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.47         Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.48
Letter Renewal of the Branded Product Supply & Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP, dated March 26, 2013 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2013).

10.49
Fifth Amendment to Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.50
Fourth Amendment to Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.51
Amended and Restated Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.52
Amended and Restated Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.53
Side Letter to Amended and Restated Master Conversion Agreement and Amended and Restated Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.54
Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated December 31, 2012 as amended by the Rider to the Branded Jobber Contract dated January 7, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2012).

12.1           Statement regarding Computation of Earnings to Fixed Charges Ratio.

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

THE PANTRY, INC.

By:	/s/ Dennis G. Hatchell
Dennis G. Hatchell
President and Chief Executive Officer

Date:	December 10, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis G. Hatchell	President, Chief Executive Officer and Director	December 10, 2013
Dennis G. Hatchell	(Principal Executive Officer)

/s/ B. Clyde Preslar	Senior Vice President, Chief Financial Officer	December 10, 2013
B. Clyde Preslar	(Principal Financial Officer)

/s/ Berry L. Epley	Vice President, Assistant Corporate Secretary & Controller	December 10, 2013
Berry L. Epley	(Principal Accounting Officer)

/s/ Edwin J. Holman	Chairman of the Board and Director	December 10, 2013
Edwin J. Holman

/s/ Robert F. Bernstock	Director	December 10, 2013
Robert F. Bernstock

/s/ Paul L. Brunswick	Director	December 10, 2013
Paul L. Brunswick

/s/ Wilfred A. Finnegan	Director	December 10, 2013
Wilfred A. Finnegan

/s/ Kathleen R. Guion	Director	December 10, 2013
Kathleen R. Guion

/s/ Terry L. McElroy	Director	December 10, 2013
Terry L. McElroy

/s/ Mark D. Miles	Director	December 10, 2013
Mark D. Miles

/s/ Bryan E. Monkhouse	Director	December 10, 2013
Bryan E. Monkhouse

/s/ Thomas M. Murnane	Director	December 10, 2013
Thomas M. Murnane

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance	Additions	Amounts	Deductions
	at	Charged to	Charged to	for	Balance
	Beginning	Costs and	Other	Payments or	at End of
(in thousands)	of Period	Expenses	Accounts	Write-offs	Period
Year ended September 26, 2013
Reserve for closed stores	$2,362	1,338	—	(2,370)	$1,330

Year ended September 27, 2012
Reserve for closed stores	$2,893	1,720	—	(2,251)	$2,362

Year ended September 29, 2011
Reserve for closed stores	$4,573	959	—	(2,639)	$2,893

EXHIBIT INDEX

Exhibit                                                    Exhibit Description

2.1            Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. ("The Pantry") and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007).†

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

4.2             Form of 8.375 Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

4.3             Supplemental Indenture dated August 3, 2012 dated August 3, 2012 among The Pantry and U.S. Bank National Association, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

4.4
Supplemental Indenture dated April 23, 2013 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on April 24, 2013).

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

10.2
First Amendment to Fourth Amended and Restated Credit Agreement dated as of August 15, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 20, 2013).

10.3           Registration Rights Agreement dated August 3, 2012 among The Pantry and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.4           Fourth Amended and Restated Pledge Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.5           Fourth Amended and Restated Security Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.6           Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003).

10.7           Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

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

10.12         The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry's Annual Report on Form 10-K for the year ended September 29, 2011).*

10.13         Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.14         Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.15         Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.16         Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010).*

10.17         Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.18         Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.27 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.19         Form of Award Agreement (Awarding Restricted Stock to Employee for Retention) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.20         Form of Award Agreement (Awarding Non-Qualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.21         Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.22         Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.23         Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell). (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.24         Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).*

10.25        Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2011).

10.26         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.27         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.28         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.29         Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.30         Employment Agreement effective as of September 20, 2012 by and between Patrick J. Venezia and the Company (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.31         Severance Agreement effective as of December 15, 2011 by and between Berry L. Epley and the Company (incorporated by reference to Exhibit 10.43 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.32
Employment Agreement effective as of February 7, 2013 by and between B. Clyde Preslar and the Company (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on January, 11, 2013).*

10.33
Employment Agreement effective as of June 3, 2013 by and between Boris Zelmanovich and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).*

10.34         Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008).

10.35         Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010).

10.36         Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated December 2, 2010 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.76 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).

10.37         Third Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated August 11, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.77 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).

10.38         Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.39         First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.79 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).
10.40         Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.80 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.41         Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.81 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.42         Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.43         First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.83 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.44         Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.84 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.45        Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.46         Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.47         Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.48
Letter Renewal of the Branded Product Supply & Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP, dated March 26, 2013 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2013).

10.49
Fifth Amendment to Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.50
Fourth Amendment to Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.51
Amended and Restated Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.52
Amended and Restated Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.53
Side Letter to Amended and Restated Master Conversion Agreement and Amended and Restated Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.54
Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated December 31, 2012 as amended by the Rider to the Branded Jobber Contract dated January 7, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2012).

12.1           Statement regarding Computation of Earnings to Fixed Charges Ratio.

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