Form 10-K/A
period 2013-09-26
PANTRY INC
filed 2014-01-24
CIK 915862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2013

Commission file number: 000-25813

THE PANTRY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-1574463
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 28, 2013 was $282,128,438.

As of January 16, 2014, there were issued and outstanding 23,468,045 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE PANTRY, INC.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended September 26, 2013 originally filed on December 10, 2013 (the “Form 10-K”) by The Pantry, Inc. (“The Pantry,” “we,” “us,” “our” and “our company”). We are filing this Amendment to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended September 26, 2013.

Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) Part IV of the Form 10-K, which has been included solely to allow for filing of the additional certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after December 10, 2013, the date the Form 10-K was filed, or modify or update those disclosures that may have been affected by subsequent events.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table and accompanying biographies provide information on our directors:

Name	Age	Year First Elected Director	Position
Edwin J. Holman	67	2005	Chairman of the Board
Robert F. Bernstock	63	2005	Director
Paul L. Brunswick	74	2003	Director
Wilfred A. Finnegan	55	2006	Director
Kathleen Guion	62	2013	Director
Dennis G. Hatchell	64	2012	Director
Terry L. McElroy	65	2006	Director
Mark D. Miles	60	2006	Director
Bryan E. Monkhouse	69	2004	Director
Thomas M. Murnane	66	2002	Director

Edwin J. Holman was named Chairman of our Board on September 17, 2009 and served as Interim Chief Executive Officer from October 5, 2011 through March 5, 2012. He has served on our Board since October 2005 and currently serves as a member of our Compensation and Organization Committee (the “CO Committee”) and our Audit and Finance Committee (the “Audit Committee”). Previously, he had served as Chairman of our CO Committee and as a member of our Executive Committee, the duties and responsibilities of which are now encompassed by our Audit Committee. Mr. Holman is a 2011 National Association of Corporate Directors (NACD) Governance Fellow and has been named as a Director honoree. He has demonstrated his commitment to boardroom excellence by completing NACD’s comprehensive program of study for corporate directors. He supplements his skill sets through ongoing engagement with the director community and access to leading practices. We believe Mr. Holman is especially qualified for our Board, and particularly as its Chair, because of his extensive executive experience in the retail industry. From March 2010 to the present, Mr. Holman also has served as the non-executive Chairman of RGIS International, which provides retail inventory solutions. Previously, Mr. Holman served as Chairman and CEO (2004-August 31, 2009) of Macy’s Central, a division of Macy’s Inc. that operates 217 department stores in the Midwest and Southern United States. He also served as President and CEO of Galyan’s Trading Company, a public company (2003-2004). Previously, Mr. Holman was the President and COO of Bloomingdale’s (2000-2003), a division of Federated Department Stores Inc.; President and COO of Rich’s/Lazarus/Goldsmiths divisions, a division of Federated Department Stores, Inc. (1999-2000); Chairman and CEO of Petrie Retail, Inc. (1996-1999); President and COO of Woodward & Lothrop (1994-1996); Vice Chairman and COO of The Carter Hawley Hale Stores; and a senior operating executive of The Neiman Marcus Group. Mr. Holman is well-versed in the various aspects of retail operations, and he also has high-level experience with a wide range of diverse companies, which we believe gives him very relevant skills in working with boards, overseeing management, assessing risk, and exercising diligence.

Additionally, Mr. Holman’s substantive experience gives him a solid foundation from which to advise our company with respect to its numerous and diverse retail vendors, and his experience overseeing multiple retail stores under the same brand meshes with our business model organizational structure, vendor relations, and multiple retail store operations, making him an excellent fit for our Board and a prime choice as its Chair. Further, his diverse executive experience has prepared him to respond to complex financial and operational challenges, which we believe adds significant value to the critical skill sets needed by our Board, to help our company succeed in such a highly competitive marketplace. Finally, in addition to serving in several principal roles as employee, Mr. Holman has also served as an independent director on the boards of Office Max (2003) and Circle International (1994-2000), both public companies. During his tenure as director at Circle International, he served as Chairman of the Audit Committee for three years and also as Chairman of the Compensation Committee for two years. As of January 18, 2010, Mr. Holman also began serving on the Board of Directors of La-Z-Boy, a public company. We believe Mr. Holman’s commitment to boardroom excellence and his substantial retail, executive, and operational experience, particularly at large, multi-store companies, and his prior board experience make him valuable as Chairman of our Board.

Robert F. Bernstock has served on our Board since October 2005, and is currently a member of our Audit Committee and is Chairman of our CO Committee. Mr. Bernstock is currently self-employed as an independent consultant. Mr. Bernstock was president of the U.S. Postal Service Mailing and Shipping Services division from June 2008 until June 2010, which has produced in excess of $70 billion in annual revenues. As president, he was responsible for product management, development, and retail and commercial sales and services, which required his participation in pricing, operational support, service enhancements, partnerships, and investment activities. Mr. Bernstock’s other high level executive and director experience includes positions at SecureSheet Technologies (Chairman and CEO, 2006-2008); Scotts Miracle-Gro Company (COO and President of North America, 2003-2006); The Dial Corporation (Senior Vice President and General Manager); Campbell Soup Company (President of the U.S. Division, President of the International Division, and Executive Vice President); Vlasic Foods International (President, CEO, and Director, 1998-2001); Atlas Commerce, Inc. (President, CEO, and Director); and NutriSystem, Inc. (Director). We believe this broad executive experience not only equips Mr. Bernstock well to advise our Board generally, but it also provides him (and our company) with particular advantages. Specifically, the diversity of his corporate experience—from Scotts Miracle-Gro to Campbell Soup Company and Atlas Commerce—give him extensive experience working with diverse boards of directors and overseeing management. This background also provides him with a collection of best practices and strategies to help inform our Board’s general corporate decision-making, our CO Committee’s specific analyses regarding executive pay and benefits, and our Audit Committee’s oversight and review of our company’s financial plans and policies and our acquisition and divestiture strategies. We believe Mr. Bernstock’s significant experience as a director of Vlasic Foods, Atlas Commerce, Inc., and NutriSystem, Inc, as well as his high-level executive experience, qualifies him for service as a member of our Board of Directors, Chairman of our CO Committee, and member of our Audit Committee.

Paul L. Brunswick has been a director since July 2003, and is currently a member of our Audit Committee. He previously served on our Corporate Governance and Nominating Committee. Mr. Brunswick is currently on the Board of Directors of VTFLEX, Inc. and has served on the Board of Directors of Beroe, Inc. since 2005. Mr. Brunswick was on the board of The WakeMed Foundation from 2005 through 2011 and as a director of Lonesource, Inc. from 2003 until March 2010. Service on those boards has provided him with the background and experience of board processes, function, exercise of diligence and oversight of management. Since 1999, Mr. Brunswick has provided financial and business consulting services through his own company, General Management Advisory, and brings that expertise to our Board as well. Further, we find Mr. Brunswick’s financial background to provide additional value to our Board and our Audit Committee. From 1992 to 1999, Mr. Brunswick was Vice President and Chief Financial Officer of Good Mark Foods, Inc., a publicly-held meat snack manufacturer and marketer whose primary retail channel of distribution was via convenience stores, and in that role dealt with that company’s public accountants, regulatory agencies and the Audit Committee of its Board of Directors. Prior to 1992, he served as Chief Financial Officer of Compuchem Corporation and Photographic Sciences Corporation, and as Corporate Controller of Voplex Corporation, all publicly-held companies. In addition, he served as director, Chair of the Audit Committee, and Chair of the Compensation Committee of Waste Industries, another public company, from 1999 to 2005. Mr. Brunswick brings to us previous experience as Corporate Controller, Chief Financial Officer, and Audit Committee Chair, uniquely qualifying him to serve as a member of our Audit Committee.

Wilfred A. Finnegan was elected to our Board in July 2006, and currently serves as a member of our Corporate Governance and Nominating Committee and Chairman of our Audit Committee. We believe Mr. Finnegan’s experience in the financial sector and his demonstrated past board performance make him a good fit for our Board and, in particular, our Audit Committee. Mr. Finnegan co-founded the high yield securities business at JPMorgan Chase (then Chemical Bank, and later Chase Manhattan) in 1993 and subsequently was promoted to the head of Global Leveraged Finance, where he accumulated substantial leadership and financial experience. His later positions as Senior Advisor to The Carlyle Group, a global private equity firm (2003-2005), more recently as Managing Director (2007-2008) of GoldenTree Asset Management, LP, and as an independent consultant since 2003 further enhance his executive experience and fiscal know-how. His committee experience at JPMorgan – as a member of the Management, Global Markets, and Market Risk committees there – provides additional experience in analyzing risk and performing financial strategic planning that we believe adds value to his participation on our Audit Committee. Finally, Mr. Finnegan attained a B.A. and M.B.A. from Dartmouth College, one of the nation’s top undergraduate and business institutions. We believe Mr. Finnegan’s significant executive, financial, and educational background qualifies him for service as a member of our Board, Chairman of our Audit Committee, and member of our Corporate Governance and Nominating Committee, and also makes him a valuable addition to our team.

Kathleen Guion was elected to our Board in May 2013, and currently serves as a member of our Corporate Governance and Nominating and CO Committees. Ms. Guion most recently served as Division President of Store Operation and Development from 2005 until her retirement in 2012 from Dollar General Corporation. She led the retail field organization of store operations and store development with a team of 90,000 store employees, 100 directors and 14 Vice Presidents. Ms. Guion played a leading role in the company’s sales growth from $6.8 billion in 2003 to over $14 billion in 2011. At the same time she increased the number of stores from 6,500 to over 9,900. She has overseen brand enhancement and successfully championed supply chain overhauls by implementing new store technologies and corporate-wide merchandising strategies. Those efforts led to double-digit comp store sales during the 2007-09 recession, more than $160 million in shrink savings, and a 40 percent reduction in staff turnover. In 1979, Ms. Guion began her career with 7-Eleven Corporation (formerly known as Southland prior to 1999). Her most recent position was Vice President and General Manager from 1987 to 1997. She was a Senior Operating Manager with full profit and loss responsibility for the company’s largest and most profitable division of company-owned stores. After her time at 7-Eleven, Ms. Guion was President and Chief Operating Officer of E-Z Serve Corporation. She was recruited to plan and direct the turnaround and return to profitability of this seven-state southeastern convenience store chain with revenues of $745 million. During her tenure, the company was repositioned for successful acquisition by EBC Investment Group, and was sold at a multiple of 11 times EBITDA; the highest multiple paid for a publicly traded convenience store chain in the past 20 years. Ms. Guion was an Operating Partner with Devon Partners from 1999 to 2000. As an Operating Partner she identified acquisition targets and developed detailed operational improvement plans that would provide returns to investors in excess of 40 percent. More recently, she was appointed to the Board of True Value Company in July, 2012. True Value Company is one of the world’s largest retailer-owned hardware cooperatives serving 54 countries with more than 5,000 stores. Ms. Guion is a 2013 National Association of Corporate Directors (NACD) Governance Fellow. We believe Ms. Guion’s significant convenience store and operational experience, as well as her high-level executive experience, qualifies her for service as a member of our Board and the Corporate Governance and Nominating Committee and the CO Committee.

Dennis G. Hatchell joined as our President and Chief Executive Officer on March 5, 2012, and as a Director on March 27, 2012. Prior to joining us, he was with Alex Lee, Inc., (“Alex Lee”), where he served as Vice Chairman since April 2011. Prior to becoming Vice Chairman, Mr. Hatchell served as President and Chief Operating Officer of Alex Lee from December 1995 to April 2011, where he was responsible for developing and implementing the company’s strategic business plan and operating budgets and overseeing its three operating companies as well as carrying out the succession plan, supervision and training of senior leadership. Mr. Hatchell has also served as President of Lowes Food Stores, Inc., a division of Alex Lee, from 1989 to 1995 and Group Vice President of Merchandising and Store Operations from 1986 to 1989 for H. E. Butt Grocery Company in San Antonio, Texas. Prior to that, Mr. Hatchell served as President of Merchant Distributors, Inc., a division of Alex Lee from 1980 to 1986. He also served in several positions rising to Vice President, General Manager of Western Grocers (Super Valu) in Denver, Colorado from 1972 to 1980. Mr. Hatchell received a Bachelor degree from University of Colorado in 1971.

Terry L. McElroy was named director in March 2006 and currently serves on both the CO Committee and the Corporate Governance and Nominating Committee of our Board. He has also served on our Executive Committee, the duties and responsibilities of which are now encompassed by our Audit Committee. Since his 2006 retirement, Mr. McElroy has been self-employed as an independent consultant. Before his 2006 retirement, Mr. McElroy spent more than twenty-five years in multiple executive roles with McLane Company, Inc., a $34 billion supply chain services company that provides grocery and food service supply chain solutions for thousands of convenience stores, including for our company. For the last five years of his executive experience at McLane, he was President of McLane Grocery Distribution, which has provided him the background and experience of working with a board of directors and overseeing management in addition to his substantively valuable experience in a closely-related industry. We believe Mr. McElroy is well qualified to serve on the CO Committee and the Corporate Governance and Nominating Committee. As a former President and Vice President of Distribution at McLane, Mr. McElroy was responsible for developing and implementing corporate strategy, including how it related to compensation and benefits. Specifically, he served on the committee that developed the first formalized position description and salary framework for the company as a whole, and he later helped develop a formal succession planning process for senior positions that contributed to successful internal promotions for almost all open positions. During his tenure at McLane, Mr. McElroy also served on the committee that formalized the company’s beliefs and values and developed its first long-term strategic plan, and as President, he was responsible for developing and updating the strategic plan for that unit. We believe that Mr. McElroy’s broad executive experience, particularly as President and Vice President of a food service supply chain servicing convenience stores, qualifies him well to serve on our Board and the CO Committee and the Corporate Governance and Nominating Committee.

Mark D. Miles first joined our Board in January 2006 and currently serves on our CO Committee and our Corporate Governance and Nominating Committee. Mr. Miles’ wide array of experience, both in terms of industry and position, give him a valuable perspective from which to contribute to our Board as it oversees our company’s dealings with multiple-industry vendors and the public. Mr. Miles has been a member of the Hulman & Company (“Hulman”) Board of Directors since March 2012. Hulman is a private, family-owned company founded in 1850 by Francis Hulman as a wholesale grocery, tobacco and liquor store in Terre Haute, Indiana. Throughout the early half of the 20th century, Hulman became nationally known for its Clabber Girl baking powder, which it began producing in 1899. In 1945, Hulman purchased the Indianapolis Motor Speedway©. Hulman also owns a television production company, Wabash Valley Broadcasting, which does business as IMS Productions doing in-house work for their Indy Racing League, LLC. Since January 2006, Mr. Miles has been the President and Chief Executive Officer of Central Indiana Corporate Partnership, Inc., a not-for-profit organization of central Indiana CEOs and university presidents that seeks to foster growth and opportunity throughout the region. Additionally, Mr. Miles is currently a director for City Financial Corporation, a holding company for City Securities, in Indianapolis, Indiana and serves on its Compensation and Audit Committees. City Securities Corporation is Indiana’s oldest and largest, independent, full service investment firm active in investment services, money management, insurance, public finance, corporate finance, taxable fixed income, institutional sales and syndication of tax credits. Also, Mr. Miles recently served as the Chairman of the Board of “Our 2012 Super Bowl,” the host committee of Super Bowl 2012 in Indianapolis, Indiana. He has held numerous other executive positions in the sports industry, including fifteen years as CEO of the ATP, the official international circuit of men’s professional tennis tournaments (1990 to 2005); President of the Organizing Committee of the 1987 Pan American Games in Indianapolis; and President of the RCA Championships (formerly Indianapolis ATP tournament). We find that this exposure to major event planning has prepared Mr. Miles to offer substantive advice in the areas of marketing and negotiating with vendors, and it also provides experience in strategically responding to complex operational and financial challenges and overseeing an array of personnel, both of which are important Board and Committee functions. Mr. Miles was also Executive Director of Corporate Relations for Eli Lilly & Co., an international agricultural, medical instrument, and pharmaceutical company. Mr. Miles’ responsibilities at Eli Lilly included oversight of the company’s Washington, D.C. office and all of its federal and state governmental affairs, including all lobbying activities. Additionally, Mr. Miles has had experience managing political campaigns, including a mayoral campaign for the city of Indianapolis and several congressional candidate campaigns for both the Indiana and U.S. legislatures. Not only do these positions further underscore Mr. Miles’ diversity of experience in high level executive positions, but we believe that they, and particularly the not-for-profit position, highlight his experience helping businesses plan and strive for growth and show him to be well-situated to strengthen and expand his (and therefore our) business network. We believe Mr. Miles’ diverse and long-ranging executive and operational experience well prepares and qualifies him to serve on our Board and the CO Committee and the Corporate Governance and Nominating Committee.

Bryan E. Monkhouse has served on our Board since December 2004 and is currently a member of our Corporate Governance and Nominating Committee and our Audit Committee. Since 2003, Mr. Monkhouse has served as chairman of Blue Water Safaris, Ltd. and as managing director of Liamuiga Marine Limited, both privately-held companies offering tourism services in the Caribbean. Additionally, since his retirement from Irving Oil Limited in 2003, Mr. Monkhouse has been self-employed as a consultant and has provided consulting services to Irving Oil in 2004 and 2008. Mr. Monkhouse has broad high level executive experience in both the oil and convenience store industries, which we believe makes him an ideal fit for our Board. Early in Mr. Monkhouse’s career, he held senior positions in supply, corporate development, logistics, and marketing with Suncor, Inc., an integrated Calgary oil company. As VP of Marketing at Suncor, he was responsible for the operation of the company’s convenience store chain. He then moved to Irving Oil Limited, a petroleum refiner and marketer serving New England and eastern Canada, where he was responsible for approximately 800 convenience stores in Canada and the United States as Vice President of Marketing. Mr. Monkhouse was named COO of the four-billion dollar enterprise in 2001, and he was then charged with overseeing its operations, interacting with inside and outside public accountants and auditors and exercising diligence, all of which are relevant and valuable to our Board and particularly our Audit Committee. Further, at both oil companies, Mr. Monkhouse served as a supply executive, which we believe gives him unique and valuable insight into the goals and constraints of oil companies in their dealings with companies like ours. We believe that Mr. Monkhouse’s work in oil and convenience operations, his continuing executive experience, and his proven financial acumen make him a very valuable member of our Board and the Audit Committee and Corporate Governance and Nominating Committee.

Thomas M. Murnane has been a member of our Board since October 2002 and currently chairs our Corporate Governance and Nominating Committee and serves as a member of our Audit Committee. Since 2005, Mr. Murnane has been a Principal and co-owner of ARC Business Advisors, a boutique consultancy that provides strategic and operational advice to retailers and their suppliers, as well as mergers and acquisitions due diligence support to both strategic and financial investors on transactions in the retail sector. In light of our company’s history and strategy of growth through acquisitions, Mr. Murnane’s experience is relevant and useful to our company on a substantive level. In addition, advising on significant transactions also highlights Mr. Murnane’s skills in assessing risk and exercising diligence, which are functions relevant to his Committee positions. Mr. Murnane also has extensive experience in the financial sector and its retail applications, an attribute that adds value to his posts on our Board generally and on our Audit Committee in particular. Until his retirement in 2002, Mr. Murnane was a partner at PricewaterhouseCoopers, LLP. He began his career at PwC in 1980, and during his tenure there, he directed first the firm’s Retail Strategy Consulting Practice, later its Overall Strategy Consulting Practice for the East Region of the United States, and most recently served as Global Director of Marketing and Brand Management for PwC Consulting. From 2003-2008, Mr. Murnane also served on the board of Captaris, Inc., a company that developed software to automate paper and other document-centric processes. He chaired the Governance, Nominating, and Strategy Committee, and for various periods served on both the Audit and Compensation Committees there. Captaris was sold to Open Text, a Canadian Company, in 2008. From 2003 to the present, Mr. Murnane has served on the board of Pacific Sunwear of California, Inc., a national chain of specialty stores that retail apparel, accessories, and footwear to teenage consumers. He serves on the Audit Committee at Pacific Sunwear. Mr. Murnane also serves on the Board of Directors of Blain Supply, Inc., a privately held company located in Janesville, Wisconsin, and Goodwill Southern California, a non-profit organization. He was recently appointed to the Alumni Advisory Council of Ohio State University and serves on the Dean’s Alumni Advisory Committee for College of Arts and Sciences at that University. Mr. Murnane has demonstrated his commitment to boardroom excellence by serving on NACD’s Advisory Council on Risk Oversight and its Corporate Governance Chair Advisory Council. We believe Mr. Murnane’s diverse executive and board experience provides him key skills in working with directors, understanding board processes and functions, responding to complex financial and operational challenges, and overseeing management. Further, we believe that Mr. Murnane’s demonstrated commitment to boardroom excellence, his experience at a national accounting/consulting firm, his demonstrated understanding of business combinations, his retail prowess, and his prior and current experience on a variety of boards of directors make him a valuable addition to our Board and our Audit Committee and the Corporate Governance and Nominating Committee.

Executive Officers

Information concerning our executive officers is included in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Such information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and 10% beneficial owners to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the report forms that were filed and written representations from our executive officers and directors, we believe that during fiscal 2013 our officers, directors and 10% beneficial owners complied with all filing requirements applicable to them.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. Our Code of Business Conduct and Ethics, which is available on our website at www.thepantry.com, is available free of charge upon written request to the attention of our Secretary, by mail addressed to The Pantry, Inc., 305 Gregson Drive, Cary, North Carolina 27511, or by telephone at (919) 774-6700. Consistent with Item 5.05 of Form 8-K, if we amend or grant any waiver from a provision of our Code of Business Conduct and Ethics that applies to our principal executives, financial or accounting officers or our Controller, we will publicly disclose such amendment or waiver, including by posting such amendment or waiver on our website at www.thepantry.com or by filing a Current Report on Form 8-K.

Director Nomination Process

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the date of our proxy statement for the Annual Meeting of Stockholders held March 14, 2013.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Wilfred A. Finnegan (Chairperson), Robert F. Bernstock, Paul L. Brunswick, Edwin J. Holman, Bryan E. Monkhouse and Thomas M. Murnane. Mr. Bernstock and Mr. Holman joined the

Committee, and Mr. Finnegan assumed the position of Chairperson, in January 2014. Terry L. McElroy served on the Committee until June of 2013. Our Board, in its business judgment, has made an affirmative determination that each member of the Audit Committee is an “independent director” as that term is defined by applicable NASDAQ Listing Rules, including the special independence requirements applicable to Audit Committee members. Our Board has also determined that Mr. Brunswick and Mr. Finnegan are “Audit Committee financial experts” as defined in the Exchange Act.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the philosophy and objectives of our executive compensation program, explains the compensation decision-making process and details the individual components of total compensation for our named executive officers. On February 7, 2013, B. Clyde Preslar was hired as Senior Vice President, Chief Financial Officer. In the absence of a Chief Financial Officer, Berry L. Epley served in the interim role as Principal Financial Officer for a portion of fiscal 2012 and 2013. Our named executive officers (the “NEOs”) for fiscal 2013 were:

Name	Position
Dennis G. Hatchell	President, Chief Executive Officer and Director
B. Clyde Preslar	Senior Vice President, Chief Financial Officer
Berry L. Epley	Vice President, Assistant Corporate Secretary and Controller (former Principal Financial Officer)
Keith S. Bell	Senior Vice President, Fuels
Keith A. Oreson	Senior Vice President, Human Resources
P. Joseph Venezia	Senior Vice President, Operations

Executive Summary

2013 Company Performance

•	Comparable store merchandise revenue increased 0.9% and increased 3.0% excluding cigarettes.

•	Merchandise gross margin increased to 34.0% compared to 33.7% a year ago.

•	Fuel gross profit was $199.3 million, compared to $210.3 million a year ago. Retail fuel margin per gallon was flat at $0.115 compared to the prior year as comparable store fuel gallons sold decreased 4.8%.

•	Store operating and general and administrative expenses were $609.0 million compared to $610.0 million a year ago.

•	Adjusted EBITDA was $202.4 million, down from $210.1 million a year ago.

•	While our financial results did not meet our expectations, we continued to make investments to support our future growth. We remodeled 72 stores to provide new product offerings and a better shopping experience. We rebuilt 3 stores and opened 4 new stores. We continued to expand our quick service restaurant business with 15 store openings. While it is still early, overall we are pleased with the results of these investments.

•	We have strengthened our leadership talent with the addition of Mr. Preslar as Chief Financial Officer, Mr. Venezia as Senior Vice President of Operations, and Boris Zelmanovich as Chief Merchandising Officer.

Summary of the Elements of Compensation

The following key components and objectives made up the fiscal 2013 executive compensation program for our executive officers, including our NEOs.

Element	Objectives	Key Features
Base Salary	Attract and retain executives by providing a competitive and appropriate level of fixed cash compensation that reflects the executive’s primary duties and responsibilities, individual performance and the position’s relative value in the marketplace.	Fixed compensation element with merit increase component that considers the economic environment as well as intent to appropriately reward annual performance contributions.

Annual Incentive Awards	Focus executives on achieving pre-determined, annual corporate objectives established by the CO Committee that support our business strategy and drive overall performance.	Variable cash compensation component with performance targets set annually that are determined by considering a number of internal and external environmental factors; payouts against these targets are intended to reward individuals based on achievement of corporate goals. These targets align with the Company’s fiscal financial plan. Actual annual incentives earned may be 0%, if threshold performance objectives are not achieved, or may range from 50% to 200% of the target annual incentive opportunity, depending on our actual performance compared to the performance targets.

Long-Term Incentive Awards	Align an executive’s interests with the stockholders’ interests, reward executives for achieving our long-term business objectives and creating and improving stockholder value, and promote long-term retention of our executives.	Variable equity-based compensation component with awards that are a blend of 15% stock options, 30% time-based restricted stock and 55% performance-based restricted stock. Actual performance-based restricted stock earned may be 0%, if threshold performance objectives are not achieved, or may range from 50% to 150% of the target incentive opportunity, depending on our actual performance compared to the performance targets.

Health & Welfare Plans	Help protect executives and their families from the possibility of economic hardships caused by illness, disability or loss of life.	Indirect compensation component which mirrors the health and welfare benefits offered to employees in general.

Retirement Plan	To provide a tax-efficient retirement savings vehicle.	Indirect compensation component offered to all eligible employees to participate and receive Company contributions to our 401(k) plan.

Perquisites	Encourage the health of our executives and provide a similar level of benefits provided to other members of management.	Indirect compensation component includes an executive physical program and car allowance.

Changes to Our Compensation Program - Fiscal 2013

The CO Committee made the following changes to the Annual Incentive Plan (“AIP”) for fiscal 2013 to strengthen our pay for performance focus: 1) increasing weight on inside comparable store sales; 2) providing a simpler measure to replace the merchandise gross profit ratio; 3) reducing the impact of fuel volatility on bonus payouts; and 4) preventing disproportionately high payouts because of the overachievement on some measures if other measures are underachieved. Specifically, the following changes were made:

•	Inside comparable store sales metric weighting was changed from 35% to 40%;

•	Inside net profit contribution (merchandise gross margin dollars minus store operating and general and administrative expenses) replaced the merchandise gross profit ratio;

•	Fuel gross margin metric weighting was changed from 30% to 25% due to its inherent volatility and to put more weighting on our year over year sales growth, which we believe is a critical driver of our future growth;

•	Inside net profit contribution and fuel gross margin qualifiers were added. Threshold performance on both metrics must be met to allow a bonus payout for any individual measure to exceed 100%; and

•	Retained a metric for achieving a threshold of Adjusted EBITDA to qualify for any bonus payout irrespective of the achievement of any other metric.

The CO Committee also made a change to the performance-based restricted stock performance measurement in the Long-Term Incentive Program (“LTIP”) to address the unpredictability of fuel market conditions. This change addresses the difficulty of setting three-year Adjusted EBITDA performance targets given that fuel gross margins are volatile. For performance-based restricted stock awarded in 2013, the performance measurement period is based on the first year’s Adjusted EBITDA results. To keep the focus on driving long-term stockholder value, any shares earned vest over three years in three annual installments commencing on the first anniversary of the grant date.

Pay Mix at Target

The table below illustrates how the primary components of target executive compensation (base salary, annual cash incentive opportunity and long-term equity incentive opportunity) are allocated. For our NEOs in fiscal 2013, the target allocation was as follows:

2013 Fiscal Year Compensation Mix (1)(3)
Name	Base Salary	Annual Incentive Plan	Long-term Equity Incentive
Dennis G. Hatchell	27%	27%	47%
B. Clyde Preslar	36%	22%	42%
Berry L. Epley (2)	53%	21%	26%
Keith S. Bell	36%	22%	42%
Keith A. Oreson	36%	22%	42%
P. Joseph Venezia	36%	22%	42%

(1)	Total compensation for purposes of this table is the total of base salary, annual cash incentive opportunity at target level and long term incentive opportunities with performance-based incentive at target level. The amounts associated with these target percentages will differ from the actual amounts reflected in the Summary Compensation Table due to certain guarantees in employment agreements. The sum of the percentages in each row may not equal 100% due to rounding.
(2)	This pay mix of Mr. Epley, a Vice President of the Company, is different than that of Senior Vice Presidents.
(3)	The CO Committee believes that this compensation mix aligns with our compensation philosophy of pay-for-performance because a significant percentage of each NEO’s compensation is variable and/or equity-based compensation. The emphasis on performance serves to tie executive compensation to our annual and long-term success.

Fiscal 2013 Compensation Results for the CEO and Other NEOs

Comparable same store sales and fuel gross margin dollars fell short of our expectations. While we are pleased with the improvements we made in our inside gross margin percent and expenses, these were not sufficient to offset sales and fuel margin misses. As a result, our Adjusted EBITDA declined year over year. With the implementation of stronger pay for performance programs, the CO Committee feels that the actual pay received by our NEOs is appropriately linked to the results that were achieved. As a significant amount of pay is at risk for our NEOs, the financial results and share price significantly affected the actual pay realized in fiscal 2013. NEOs who were employed for the full fiscal year realized an average of 50% of their total target compensation. The following summarizes the impact of 2013 results on pay:

•	Salary: The CO Committee authorized a 3% base salary increase to Mr. Hatchell, Mr. Bell, and Mr. Oreson for fiscal 2013. Mr. Preslar was hired on February 7, 2013 and Mr. Venezia was hired on September 9, 2012 and did not receive salary increases in fiscal 2013. Mr. Epley received a salary increase at the end of fiscal 2012 and did not receive a salary increase in fiscal 2013. Additional details regarding this program can be found in the Elements of our Executive Compensation Program section.

•	Non-Equity Annual Incentive: For the NEOs who were employed for the full fiscal year, payments under the AIP were 29.6% of target, reflecting the miss in Inside Comparable Store Sales and Fuel Gross Margin targets.

•	Bonus: Pursuant to their offer letters, Mr. Preslar and Mr. Venezia were guaranteed certain minimum levels of bonuses for fiscal 2013 in order to attract them to the Company. Mr. Preslar was guaranteed a bonus of $80,000, which equates to his threshold bonus payout level of 30% of salary, pro-rated for the number of days employed during the fiscal year. Mr. Venezia was guaranteed a bonus of $100,500, which equates to his threshold bonus payout level of 30% of salary.

•	Equity Incentive Awards: Performance-based restricted stock awarded for fiscal years 2013, 2012 and 2011 that had a measurement period in fiscal 2013 did not vest as a result of the Company missing the 2013 Adjusted EBITDA performance goals. Stock options granted in fiscal 2013 and 2012 were only slightly “in-the-money” at fiscal year-end, while all other outstanding options are underwater. Portions of each executive’s time-based restricted stock vested, which delivered some value to executives.

The CO Committee considers realized pay in assessing the relationship between pay and performance of the Company. The charts below are designed to show the average target compensation (salary, non-equity incentive and stock and option awards) set by the CO Committee for fiscal 2013 (labeled as “Target $”) and the amount actually earned (labeled as “Realized $”) during the fiscal year. Data is shown for the CEO and average of the other NEOs. These charts demonstrate how the CO Committee’s decisions on pay link to the Company’s financial performance and share price.

(1)	The designated NEOs for purposes of this table are the NEOs, other than the CEO, who were employed by the Company at the end of fiscal 2013: Mr. Preslar, Mr. Epley, Mr. Bell, Mr. Oreson, and Mr. Venezia. Note that Mr. Preslar was not employed for the full fiscal year. He entered into his employment agreement with the Company effective February 7, 2013.
(2)	Every fiscal year the CO Committee determines an annualized salary, a target non-equity incentive as a percent of base salary, and a target stock and option award as a percent of salary for the CEO and each NEO. Both the target and realized amounts reflected in this table differ from those shown in the Executive Compensation-Summary Compensation Table for a variety of reasons, including the following: (i) the target equity amounts are based upon target values considered by the CO Committee in making the awards rather than accounting values reflected in the Summary Compensation Table; and (ii) realized amounts disregard the value of the unvested portions of the equity awards granted. The impact of the timing of any salary increase and the number of weeks in the fiscal year affect the actual salary earned in any one fiscal year. In order to neutralize the timing issues the salary in the “Target $” amount is the same as the salary amount in the “Realized $” amount.
(3)	Realized compensation is the actual salary earned in the fiscal year and the actual non-equity incentive earned in the fiscal year as reported in the Summary Compensation Table. The realized stock and option awards reflect the value of any stock that vested and the value of any options that vested in the fiscal year (regardless of when granted), with the value reflecting the difference between the strike price at issuance and the stock price at fiscal year closing. The realized stock and option award amount excludes any potential value that may be realized from future vesting or an increase in the Company’s stock price or any future value of stock options that have a strike price higher than the fiscal year closing price.

The following table reflects the specific realized compensation for each designated NEO for fiscal 2013.

Incumbent	Annualized Salary	Realized Salary (Fiscal)	Target Bonus	Realized Bonus	Target LTI(1)	Realized LTI(1)	Total Target	Total Realized
Dennis G. Hatchell	$772,500	$762,981	$772,500	$228,661	$1,351,875	$149,788	$2,896,876	$1,141,430
B. Clyde Preslar (2)	$246,154	$246,154	$147,692	$80,000	$283,077	$—	$676,923	$326,154
Berry L. Epley	$237,000	$237,000	$94,800	$28,061	$118,500	$11,688	$450,300	$276,749
Keith S. Bell	$319,000	$316,577	$191,400	$56,655	$366,850	$85,620	$877,250	$458,852
Keith A. Oreson	$299,000	$296,577	$179,400	$53,103	$343,850	$74,141	$822,250	$423,821
P. Joseph Venezia	$335,000	$335,000	$201,000	$100,500	$385,250	$—	$921,250	$435,500
Average	$368,109	$365,715	$264,465	$91,163	$474,900	$53,540	$1,107,475	$510,418

(1)	Long-Term Incentive Award (“LTI”).
(2)	Mr. Preslar was hired on February 7, 2013, therefore the salary, bonus, and LTI reflect a partial year.

Policies and Practices Supporting Strong Compensation Governance

Annual Compensation Risk Assessment: In January 2011, the CO Committee implemented a formal annual review process of potential risks arising from our compensation programs and practices. Based on its most recent annual review, the CO Committee concluded that the risks were within our ability to effectively monitor and manage and were not reasonably likely to have a material adverse effect on the Company.

Stock Ownership and Retention Guidelines: Our executives are required to achieve ownership of a number of shares of our common stock to further align their interests and actions with the interests of our stockholders. The CEO’s ownership requirement is six times base salary, and the ownership requirement for SVPs is one time base salary. Until the ownership level is achieved executives must retain 75% of net after-tax shares from option exercises and stock vesting.

Clawback Policy: In fiscal 2011, the Company implemented a clawback policy that allows for the recovery of “excess” incentive-based compensation from all executive officers if financials are restated due to material non-compliance with reporting requirements. In addition to a stand-alone policy, the provisions of this clawback policy have been built into the AIP, long-term award agreements and individual employment agreements.

Annual Say-on-Pay Advisory Vote: In the March 2011 proxy statement, our Board recommended an annual advisory (nonbinding) vote on Executive Compensation that received the affirmative vote of 91% of the votes cast at the annual meeting, and therefore determined to hold advisory (nonbinding) votes on Executive Compensation annually. For fiscal 2012, the Advisory vote to ratify NEO compensation received 99% support.

Anti-Hedging Policy: Our employees, officers and directors may not engage in short-term speculative transactions involving trading of the Company’s securities.

Anti-Pledging Policy: In fiscal 2013, the Company implemented an anti-pledging policy. Our employees, officers and directors may not engage in transactions in which Company securities are used as collateral for any loan, including, but not limited to, “margin loans” in a brokerage account.

Gross up: The Company does not gross up excise taxes upon change in control, perquisites or benefits, except for selected relocation expenses.

Limited Perquisites: The CO Committee believes that benefits to executives should generally be aligned with those provided for other employees. The CO Committee views our limited executive perquisites as reasonable and competitive. Additional details regarding these programs can be found in the Benefits & Perquisites section.

Pay for Performance: The CO Committee feels that the actual pay received by our NEOs is appropriately linked to the results that were achieved, as a significant amount of pay is at risk for our NEOs through utilization of our AIP and LTIP design.

Our Executive Compensation Program Governance Practices

Compensation Program Objectives

The primary objectives of our executive compensation program are to fulfill our business and operating needs, comport with our general human resource strategies and enhance stockholder value. We believe the best way to attract, motivate and retain the executive talent essential to the achievement of our short-term and long-term business objectives is to provide a compensation package that:

•	Provides for base compensation that attracts and retains executives by providing a competitive and appropriate level of fixed cash compensation;

•	Rewards executives for the accomplishment of pre-defined business goals and objectives (“pay for performance”); and

•	Aligns the interests of management with those of stockholders so that executives will receive financial rewards when performance is at a level that is expected to increase stockholder value.

The Compensation Process

The CO Committee is responsible for establishing and administering our policies, programs and procedures for annual and long-term executive and director compensation; reviewing and approving any additions or changes to employee benefit programs impacting executive and director compensation; and assessing our organizational structure and the development of our executives. Additional details about the CO Committee’s duties and responsibilities are outlined in its Charter, which can be found on our website at www.thepantry.com.

For the NEOs, the CO Committee reviews and approves all compensation decisions. In making its compensation decisions regarding our CEO, the CO Committee takes into consideration the Board of Directors’ annual performance evaluation of our CEO and competitive market analyses for other CEOs in our peer group based on publicly available information provided by our independent compensation consultant. As part of the review process for NEOs other than our CEO, the CO Committee takes into consideration recommendations from our CEO, competitive market analyses and other quantitative and qualitative factors such as overall Company performance, individual performance, internal pay alignment and retention concerns.

The CO Committee uses an annual calendar that provides a framework in which it works to accomplish each action required of it. Decisions on pay program changes for the fiscal year, including salary increases, bonus plan design and targets, and equity plan design and targets, are typically made in the first quarter of that fiscal year.

Role of Executive Officers

Our CEO and other NEOs have no role in recommending or setting their own compensation. Our CEO makes recommendations to the CO Committee regarding compensation matters related to his direct reports and provides input regarding executive compensation programs and policies.

Role of Compensation Consultant

In June 2011, after completing an extensive review of the incumbent consultant and six other firms, the Committee selected Frederic W. Cook & Co., Inc. (“Cook & Co.”) to be the consultant for the Committee on a go-forward basis. Cook & Co.’s role is to provide the CO Committee with expert analyses, advice and information with respect to executive and non-employee director compensation. A representative of Cook & Co. attends CO Committee meetings, as requested, and communicates with the Chair of the CO Committee between meetings. However, the CO Committee makes all decisions regarding the compensation of executive officers.

During fiscal 2013, Cook & Co. consulted with the CO Committee and management, as directed by the Committee, regarding the following:

•	Peer group used for comparative pay and performance analyses;

•	Market analysis on executive pay for NEO new hires;

•	AIP design;

•	LTIP design, including grant-type alternatives and performance measures and weightings;

•	Target total direct compensation opportunities for our senior executives and aggregate long-term incentive practices versus peers;

•	Compensation issues associated with hiring new executives, including executive employment agreement terms and conditions;

•	Non-employee director compensation levels and program structure;

•	Stock ownership guidelines for executives and non-employee directors;

•	Governance issues regarding existing and new regulations related to compensation; and

•	Review of sections of the annual proxy statement related to executive and non-employee director compensation.

Cook & Co. reports directly to the CO Committee and all work conducted by Cook & Co. for the Company is on behalf of the CO Committee. Cook & Co. provides no services to the Company other than executive and non-employee director compensation consulting services and has no other direct or indirect business relationships with the Company or any of its affiliates. All executive compensation services provided by Cook & Co. are conducted under the direction and authority of the CO Committee. In addition, in its consulting agreement with the CO Committee, Cook & Co. agrees to advise the Chair of the CO Committee if any potential conflicts of interest arise that could cause Cook & Co.’s independence to be questioned, and to undertake no projects for management except at the request of the CO Committee Chair and as an agent for the CO Committee. In fiscal 2013, the CO Committee reviewed and confirmed Cook & Co.’s independence.

Role of Benchmarking

When making compensation decisions, the CO Committee compares the compensation of our NEOs against compensation paid to similarly-situated executives at companies in a peer group approved by the CO Committee. The CO Committee also utilizes national retail survey data from the Hay Group, in its review.

Proxy Peer Group

For fiscal 2013, the CO Committee directed Cook & Co. to recommend changes to the peer group and update the competitive compensation analysis for our executive officers. The fiscal 2013 analysis included compensation data from a peer group of companies viewed by the CO Committee as comparable in terms of size, industry, and business complexity. The peer group was selected by the CO Committee after reviewing all publicly-traded companies in the “retail” and “food and staples retail” categories per the Global Industry Classification System, and focusing on those that were “small-box,” food, automotive, fuel, and/or general merchandise retailers operating in multiple states, to reflect the CO Committee’s view of the retailers it considers as likely competitors for our executive talent. Compared to the 2012 peer group, the 2013 peer group excludes five companies and adds seven new companies to form a 14-company peer group. The table below shows the results of these changes:

2012 Peer Group (12)	Deletions (5)	Additions (7)	2013 Peer Group (14)
Alimentation Couche-Tard	Dick’s Sporting Goods	Alon USA Energy	Alimentation Couche-Tard
Big Lots	Dollar General	Bob Evans	Alon USA Energy
Casey’s General Stores	O’Reilly Automotive	Cracker Barrel	Big Lots
Dick’s Sporting Goods	RadioShack	Fred’s	Bob Evans
Delek US Holdings	Tractor Supply	TravelCenters of America	Casey’s General Stores
Dollar General		Weis Markets	Cracker Barrel
Harris Teeter Supermkts.		Wendy’s	Delek US Holdings
O’Reilly Automotive			Fred’s
Pep Boys			Harris Teeter Supermkts. *
RadioShack			Pep Boys
Susser Holdings			Susser Holdings
Tractor Supply			TravelCenters of America
Weis Markets
Wendy’s

*	Kroger to complete purchase of Harris Teeter Supermarkets by January 2014.

Pay Comparative Methodology

Competitive data was collected from each peer company’s proxy statement, supplemented by more recent data if disclosed in Form 8-K filings. Proxy data was supplemented with survey data from the Hay Group 2012 Retail Executive & Management Total Remuneration Database for certain positions where there was not an exact position match in the proxy peer group. The companies in this database included the following: Ace Hardware, Advance Auto Parts, Alex Lee, Big Lots, Cabela’s, CBRL Group, Crate and Barrel, Dick’s Sporting Goods, Foot Locker, GNC, Harris Teeter, hhgregg, Michaels Stores, OfficeMax, PETCO, PetSmart, Pier 1 Imports, Rent-A-Center, Shopko Stores, Sports Authority, Tractor Supply, Ulta Salon, Cosmetics & Fragrance, United Natural Foods, Wawa, Wegmans Food Markets and William-Sonoma.

Role of Individual and Company Performance

Although the CO Committee compares our compensation levels to levels for similar positions at peer group companies and examines data from a broader retail sample, it does not rely solely on benchmarking in making its compensation decisions. While a competitive base salary is required to attract and retain executives, the CO Committee believes that a significant portion of the compensation earned by our NEOs should vary with the achievement of the Company’s short-term and long-term business goals. As previously identified, a significant portion of our executives’ total direct compensation is at risk through utilization of our AIP and LTIP design.

To measure individual performance, each NEO has annual objectives that include specific goals related to improving financial and operational results. An executive officer’s individual objectives and measurement of success vary with the individual executive’s area of responsibility. These measurements determine whether an individual is performing his or her job in a satisfactory manner and whether that individual may be eligible for an increase in salary. For each NEO other than the CEO, the CEO makes salary recommendations based on the individual performance of such NEO largely based on their review of achievement related to those objectives. Similarly, the CO Committee takes into consideration the individual performance of the CEO, largely based on its, and the Board’s, review of the achievement related to those goals and objectives established at the beginning of the fiscal year, as well as the demonstration of various competencies including leadership, strategic planning, communications, external relations, talent acquisition and development, board relations and customer focus. The CO Committee considers individual performance and achievement of objectives primarily when setting and adjusting base salary.

The CO Committee develops, measures and sets Company financial targets that apply equally to all NEOs. Due to the pay for performance structure of the AIP and LTIP, the performance of the Company against these key financial measures and the price of the stock determine, to a great extent, the overall realized pay of the NEOs.

Role of Tally Sheets

During fiscal 2013, the CO Committee reviewed tally sheets prepared for each NEO. The tally sheets describe the total dollar value of each NEO’s annual compensation for the past three fiscal years. The total dollar value includes salary, short-term and long-term incentive compensation and the costs incurred by us to provide various health and insurance benefits and perquisites to our NEOs. The tally sheets also describe the mix of compensation, the stock awards and their accumulated realized and unrealized stock gains and the amounts the NEOs will receive if they leave the Company under various circumstances (such as retirement, disability or termination in connection with a change in control).

The tally sheets provide a means of ensuring that the CO Committee is able to make informed decisions regarding the impact on executive officer compensation of changes it considers. These sheets provide insight into the compensation opportunities available to our executive officers (by component and in total), the motivational and retention aspects of outstanding equity plan awards and the potential obligations that could become payable under a variety of possible employment termination scenarios.

Elements of our Executive Compensation Program

The following key components made up the fiscal 2013 executive compensation program for our executive officers including our NEOs.

Base Salary

We consider the following factors in setting base salary levels for our executive officers (without applying a specific weighting to any factor):

•	The executive’s achievement of his individual goals and objectives as well as the overall manner in which the duties of his assigned role have been carried out;

•	The relationship between current salary and appropriate internal and external salary comparisons;

•	The range of salary increases being granted by competitors; and

•	Whether the responsibilities of the position have changed during the preceding year.

Each of our NEOs, other than Mr. Epley, entered into an employment agreement with us which establishes the salary for such NEO, subject to increases at the discretion of the CO Committee and/or Board. Base salaries are reviewed annually and may be adjusted, as discussed above, with approval by the CO Committee. Base salaries are set to be competitive with market practices and sufficient to attract and retain executives whose skills are viewed as critical to our ability to achieve our business objectives. Current base salaries for our NEOs are generally between the 25th to 50th percentiles of our comparative benchmarks, depending on the executive’s experience and performance.

The CO Committee made the following decisions related to the fiscal 2013 base salaries for their achievements in fiscal 2012. These increases were effective December 2012:

•	Mr. Hatchell received a 3% increase to recognize his strong start as CEO, including increasing inside comparable store sales, growing inside gross margin dollars, controlling expenses, his focus on upgrading the management team, and his rapid grasp of key business issues.

•	Mr. Bell received a 3% increase reflecting his successful negotiation of the Valero fuel contract, lowering fuel supply chain costs, and the implementation of fuel price optimization.

•	Mr. Oreson received a 3% increase to recognize his role in upgrading talent, the improvement in company training, and his leadership in the redesign of the Company’s compensation and benefits programs.

Mr. Preslar was hired on February 7, 2013 and Mr. Venezia was hired on September 9, 2012 and therefore, they did not receive salary increases in fiscal 2013. Mr. Epley received a salary increase at the end of fiscal 2012 and did not receive a salary increase in fiscal 2013.

Annual Incentive Award

Our AIP is designed to reward the achievement of annual performance goals. It is one of our key management incentive plans covering 294 employees, including all of our NEOs. The AIP targets are competitively positioned with our comparative benchmarks generally at the 50th percentile. All participants, including our NEOs, are assigned target incentive opportunities expressed as a percent of fiscal base salary in fiscal 2013 as shown in the table called Grants of Plan-Based Awards. Actual payouts that can be earned by any of our NEOs can vary from 50% of target awards for achieving threshold performance goals to 200% of target awards for achieving or exceeding maximum performance targets.

The CO Committee reviewed the design of our AIP for fiscal 2013 and made several revisions intended to tie our rewards more closely to our strategic objectives while continuing to drive stockholder value:

•	The CO Committee modified the financial performance metrics and weights for its fiscal 2013 program. The CO Committee increased the weighting for the Inside Comparable Store Sales growth metric from 35% to 40% weight, as sales growth is a key determinate of the health of the business. The Inside Net Profit Contribution (merchandise gross margin dollars minus store operating and general and administrative expenses) metric replaced the Merchandise Gross Profit Ratio metric and was weighted at 35%. The CO Committee changed the measure because the CO Committee believes the Inside Net Profit Contribution metric more accurately reflects the financial productivity of the sales inside our stores. The CO Committee decreased the weighting for the Fuel Gross Margin Dollars (gasoline sales minus the cost of gasoline sales) metric from 30% to 25%, to put more weighting to our year over year sales growth, which the CO Committee believes is a critical driver of our future growth.

•	Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization adjusted for one-time accounting charges not forecasted but approved by CO Committee) continues to be an important aspect of the AIP in serving as a “qualifier” for the fiscal 2013 plan. We believe Adjusted EBITDA is a key measure our stockholders used to evaluate our performance. If a certain minimum level of Adjusted EBITDA is not achieved, no payments attributed to the other financial performance metrics (Inside Comparable Store Sales, Inside Net Profit Contribution and Fuel Gross Margin Dollars) will be earned under the plan. In addition, the CO Committee added Inside Net Profit Contribution and Fuel Gross Margin Dollars qualifiers. Threshold performance on both metrics must be met to allow a bonus payout for any individual measure to exceed 100%.

•	The chart below shows the measures and results for fiscal 2013. In accordance with the plan, when evaluating performance under the AIP, the Committee excluded extraordinary items associated with a strategic consulting project and a legal settlement.

2013 Annual Incentive Plan Performance Measures and Results
Performance Measures	Weighting	Threshold	Target	Maximum	2013 Results	Performance as a % of Target	Payout as a % of Target
Comp Store Sales Growth	40%	3%	5%	7%	0.9%	—%	—%
Inside Net Profit Contribution (1)	35%	$(0.9)	$12.5	$25.9	$8.4	84.6%	84.6%
Fuel Gross Margin Dollars	25%	$210.3	$217.4	$235.3	$199.3	—%	—%
Payout as % of Target Award (2)		50%	100%	200%		29.6%	29.6%

(1)	Excludes extraordinary items associated with a strategic consulting project and a legal settlement.
(2)	Minimum Adjusted EBITDA of $198.9 million had to be achieved for any payment to be made. Actual Adjusted EBITDA achievement was $207.6 million excluding extraordinary items associated with a strategic consulting project and a legal settlement.

Long-Term Incentive Awards

The CO Committee granted long-term incentive awards in fiscal 2013 pursuant to our Omnibus Plan. We provide long-term incentive awards to ensure that our overall compensation program is competitive and supports our goal of attracting and retaining talented executives. The LTI targets are competitively positioned with our comparative benchmarks generally at the 50th percentile. Long-term incentive awards are intended to align the interests of our NEOs and other key employees with those of our stockholders, especially when combined with our minimum stock ownership requirements (discussed below), to reward executives for achieving our long-term business objectives and for creating and improving stockholder value, and to promote long-term retention of our executives.

Fiscal 2013 Equity Grants - Type and Mix

In December 2012, the CO Committee granted long-term incentive awards to eligible NEOs with the following mix: 55% performance-based restricted stock, 30% time-based restricted stock and 15% stock options. We consider all equity-based compensation to be performance-based, in that the ultimate value is tied to our share price and total stockholder return performance. The CO Committee chose this mix to reflect market trends and to align our compensation program with our pay for performance philosophy by providing the majority of each executive’s long-term incentive earning opportunity in the form of performance-based restricted stock. The target award opportunity as a percentage of base salary (based on grant date fair value at target) was 175% for our CEO and 115% for eligible NEOs with the exception of Mr. Epley whose target award opportunity was 50%. Due to an inducement commitment for the grant of time-based restricted stock under Mr. Hatchell’s employment agreement, he was not expected to receive regular time-based restricted stock for the fiscal 2013 grant under our long-term incentive program, but did receive grants of performance-based restricted stock and stock options under the program. Our inducement commitment for time-based restricted stock pursuant to Mr. Hatchell’s employment agreement is described below under Executive Employment Agreements- CEO Employment Agreement - Inducement Equity Grants.

Award Type	Grant Date Fair Value Mix	Reason for Type of Award
Performance-Based Restricted Stock	55%	The CO Committee emphasizes performance-based, at-risk equity awards. The shares of performance-based restricted stock vest only if certain performance goals are achieved and align the executive officers’ incentives with both our operational and stockholder return performance.

Time-Based Restricted Stock	30%	The shares of time-based restricted stock are intended primarily as a long-term retention tool to encourage executive officers to continue to serve the Company. The CO Committee believes that time-based restricted stock will also align the interests of executives with stockholders by encouraging executives to focus on maximizing stockholder value as the economic value of these awards is tied to our stock price.

Stock Options	15%	Stock options are also intended to align our executive officers’ interests with our stockholders’ interests and to reward share price appreciation, as stock options have value to executive officers only if our share price increases.

For fiscal 2013, the CO Committee believes that the combination of these types and amounts of stock awards fell within the targeted range for competitiveness and gave executives considerable incentive to maximize long-term financial growth for our stockholders. Specific grants to our NEOs made in fiscal 2013 are disclosed in the Grants of Plan-Based Awards in Fiscal 2013 table below.

Performance-Based Restricted Stock

Fiscal 2013 Performance-Based Grants

For performance-based restricted stock granted in fiscal year 2013, the CO Committee kept the percent of performance-based restricted stock at 55% of total equity for eligible NEO’s but changed the performance measurement period to be based on the first year’s Adjusted EBITDA results. Any shares earned vest over three years in three annual installments commencing on the first anniversary of the grant date. Participants have the opportunity to earn up to 150% of the target number of shares. Based on fiscal 2013 performance, the CO Committee determined that fiscal 2013 Adjusted EBITDA did not meet the threshold level, resulting in no shares vesting.

Fiscal 2012 Performance-Based Grants

For performance-based restricted stock granted in fiscal year 2012, the CO Committee kept the percent of performance-based restricted stock at 55% of total equity for eligible NEOs and used the same design and structure as was used in the fiscal 2011 grant. That is, the grant included both one-year and three-year performance periods to focus executives on our growth strategy and achieving long-term results. Shares of the fiscal 2012 grant may vest in each of three performance periods beginning on December 16, 2012. The performance goals are based on year over year Adjusted EBITDA growth. Participants have the opportunity to earn up to 33.3% of the target number of shares granted for annual Adjusted EBITDA performance in each of fiscal years 2012 and 2013. At the end of fiscal 2014, participants may earn up to 150% (minus the shares earned in the first two years) of the full target number of shares based on cumulative Adjusted EBITDA performance over the three-year period. Based on fiscal 2013 performance, the CO Committee determined that fiscal 2013 Adjusted EBITDA did not meet the threshold level, resulting in no shares vesting in the second performance period of this grant.

Fiscal 2011 Performance-Based Grants

For performance-based restricted stock granted in fiscal year 2011, the percent of performance-based restricted stock was 55% of total LTI and the design of the award included both one-year and three-year performance periods, to focus executives on our growth strategy and achieving long-term results. Shares of the fiscal 2011 grant were eligible to vest in each of three performance periods beginning on December 17, 2011. The performance goals were based on year over year Adjusted EBITDA growth. Participants had the opportunity to earn up to 33.3% of the target number of shares granted for annual Adjusted EBITDA performance in each of fiscal years 2011 and 2012. At the end of fiscal 2013, participants were eligible to earn up to 150% (minus the shares earned in the first two years) of the full target number of shares based on cumulative Adjusted EBITDA performance over the three-year period. Based on fiscal 2013 performance, the CO Committee determined that Adjusted EBITDA performance over the three year period, including fiscal 2011, 2012 and 2013, did not meet the threshold level, resulting in no shares vesting in the third performance period of this grant.

	2013 Adjusted EBITDA Measures			% of 2013 Eligible
Award Fiscal Year	Threshold	Target	Results	Shares Vested
2013 Award
Adjusted EBITDA Performance Targets ($M)	$209.4	$229.9	$207.6	—%
Vesting Schedule for 2013 Tranche	50%	100%

2012 Award
Adjusted EBITDA Performance Targets ($M)	$222.0	$240.0	$207.6	—%
Vesting Schedule for 2013 Tranche	50%	100%

2011 Award
Adjusted EBITDA Performance Targets ($M)	$752.0	$812.0	$646.5	—%
Vesting Schedule for 2013 Tranche	50%	100%

Time-Based Restricted Stock

In fiscal 2013, 30% of each eligible NEO’s long-term incentive grant was in the form of time-based restricted stock based on the fair market value of our common stock on the date of grant. Shares of time-based restricted stock awarded in fiscal year 2013 vest in three annual installments commencing on the first anniversary of the grant date.

Stock Options

In fiscal 2013, 15% of each eligible NEO’s long-term incentive grant was in the form of stock options, based on the Black-Scholes grant date fair value. Stock options granted in fiscal 2013 have an exercise price equal to the fair market value of our common stock on the date of grant, have a seven-year term, and vest in three annual installments commencing on the first anniversary of the grant date.

Equity Award Grant Practices

Our equity award grant practices require that annual equity grants to our NEOs be made three trading days after our annual earnings results have been announced (as long as there is no material information that has not yet been disclosed publicly). Our equity grant practice continues to require that the exercise price or price for calculation of any full value shares equal the closing price of our common stock on the date of grant.

Our policy is not to grant our equity awards when there is material information about our Company that has not been disclosed publicly. We also have never re-priced or back-dated options granted under any of our equity compensation plans, and the Omnibus Plan specifically prohibits these practices. All long-term incentive awards since fiscal 2008 have been granted in compliance with this policy.

Executive Stock Ownership and Retention Guidelines

The CO Committee believes that our NEOs should have a meaningful ownership stake in the Company that will align their interests with our stockholders and will promote a long-term perspective in managing our Company. The ownership guidelines specify a dollar value, expressed as a multiple of base salary, of shares that our NEOs must accumulate and hold. Stock options and unvested restricted stock do not count toward satisfying these ownership guidelines. Beginning in fiscal 2012, the CO Committee increased the ownership requirement for the CEO from three times base salary to six times base salary and also implemented a requirement that executives retain and hold 75% of the net, after-tax profit shares from stock option exercises and restricted stock vesting, until the required ownership levels are met. The following table lists the specific ownership requirements.

Position	Minimum Ownership Requirements (Dollar Value of Shares)	Retention Requirements
Chief Executive Officer	6 times Base Salary	Retain 75% of net, after-tax profit shares until ownership guidelines are met
Senior Vice President	1 times Base Salary	Retain 75% of net, after-tax profit shares until ownership guidelines are met

Once a year, the CO Committee reviews ownership levels of executives covered by these ownership requirements against the guidelines. For purposes of determining the value of the stock held by an executive at this annual review, the value per share is the 90-day average closing share price of the Company’s common stock as of the end of the previous month.

Benefits & Perquisites

The CO Committee believes that benefits to executives should generally be aligned with those provided for other employees. Therefore, the health and welfare benefits and the 401(k) plan benefits offered to executives are largely those that are offered to the general employee population.

In early fiscal 2010, the CO Committee undertook a review of the benefits and perquisites offered to our executive officers. In connection with that review, the CO Committee eliminated many of the perquisites previously offered, including club memberships, certain tax and estate planning perquisites, supplemental health benefits and a Company-provided car. It retained certain benefits such as enhanced life insurance, an annual wellness physical, and relocation benefits and replaced the Company car program with a monthly car allowance. The CO Committee views our limited executive perquisites as reasonable and competitive. Additional details regarding these programs are provided in connection with the footnotes to the All Other Compensation column of the Summary Compensation Table below.

Executive Employment Agreements

Due to the highly competitive market for executive talent in the retail sector, we have typically entered into employment agreements with our NEOs, including our CEO. We generally offer these arrangements to attract key talent from outside the Company by providing a fixed level of severance income and other benefits in the case of employment termination occurring for specific enumerated reasons.

We believe that we benefit from these arrangements because we receive various competitive protections in the form of restrictive covenants (non-compete, non-solicitation and non-disclosure provisions). Also, these arrangements are designed to promote stability and the retention of our executives in the event of a change in control.

Under the terms of these employment agreements, as well as the severance agreement which the Company has with Mr. Epley in lieu of an employment agreement, our NEOs are generally entitled to severance benefits upon the occurrence of specified events including termination of employment without cause and upon a change in control. Enhanced severance benefits in the case of a change in control for our NEOs require the occurrence of both the change in control as well as a subsequent termination of employment, which is generally referred to as a “double trigger”. We do not provide so-called excise tax “gross-ups”.

The CO Committee determined the appropriate payment and benefit levels under the various circumstances that trigger payments or provision of benefits upon termination or change in control by examining general market practices regarding severance compensation, with our independent compensation consultant’s advice and assistance. In determining the multiples of severance compensation, the CO Committee considered many factors, including the compensation being paid to similarly-situated executives at peer group companies, the other elements of compensation being offered to the executives and its view of what is an appropriate level of severance to be paid under various termination scenarios.

The CO Committee generally does not engage in negotiations with the NEOs regarding the severance compensation element of the employment agreement because it believes that severance compensation is a standard benefit that should be uniform for all NEOs other than the Company’s CEO. With respect to the CEO, the specific severance compensation payable to our CEO may differ under certain circumstances from the other NEOs as a result of arms-length negotiations between the CEO and the CO Committee at the time of hire. A more detailed description of the general termination and change in control provisions we have in place is set forth in the section below entitled Potential Payments upon Termination or Change in Control.

CEO Employment Agreement - Inducement Equity Grants

In connection with his employment, Mr. Hatchell entered into an employment agreement with the Company effective March 5, 2012. The agreement outlines the terms and conditions of Mr. Hatchell’s ongoing compensation opportunity as well as certain inducement equity grants.

In particular, the agreement provided for two time-based restricted stock grants, one to be made at commencement of employment in March 2012, and the second granted in December 2012, each in the amount of $435,938. These two inducement grants were intended to be in lieu of the time-based restricted shares he would otherwise receive for fiscal 2012, 2013, and 2014 under the Company’s ongoing long-term incentive program. On an annualized basis, the Committee intends for the CEO’s equity grants to be in the same mix as for other NEOs (55% performance-based restricted stock, 30% time-based restricted stock, and 15% stock options); however, due to the “front-end loading” of the time-based restricted stock component of his 2012, 2013, and 2014 target long-term incentive opportunity, the CEO’s actual mix in each of these three years is different.

Clawback Policy

In early fiscal 2011, our Board of Directors adopted a compensation clawback policy. In the event that we are required to prepare an accounting restatement due to the material noncompliance by the Company with any financial reporting requirement under the securities laws, we will seek to recover from any current or former executive officer who received incentive-based compensation (including stock options awarded as compensation) during the three-year period preceding the date on which we are required to prepare the accounting restatement, the amount paid based on erroneous data that exceeds what would have been paid to the executive officer under the accounting restatement. We will amend this policy, if necessary, in accordance with the rules of the SEC, as they are promulgated.

Policy with Respect to $1 Million Deduction Limit and Impact of Accounting Treatment

The CO Committee believes it is important to consider the financial reporting and income tax consequences when it makes decisions about our executive compensation program. Overall, the CO Committee seeks to balance the effectiveness of compensation for the NEO, with the resulting impact on reported earnings, as well as deductibility considerations.

In making its compensation decisions, the CO Committee has considered that Section 162(m) limits deductions for compensation paid in excess of $1 million. As a result, the CO Committee has designed much of the total compensation packages for the NEOs to qualify for the performance-based compensation exemption from the deductibility limit. However, it has retained the discretion to design and use compensation elements that may not be deductible under Section 162(m) if, in its judgment, doing so would be in the Company’s best interest.

We do not expect the accounting treatment of differing forms of equity awards to vary significantly. For this reason, accounting treatment is not expected to have a material impact on the forms of equity compensation selected, or on other compensation decisions.

Policy with Respect to Hedging and Pledging of Company Stock

It is our policy that each of our employees, officers and directors is expected to know and comply with laws, rules and regulations and all other Company policies and procedures, including those applicable to transactions governed by SEC regulations. Officers and directors are prohibited from trading in puts, calls and other securities that are derivative of the Company’s securities or otherwise engaging in any hedging transactions relating to the Company’s securities. As of fiscal 2013, officers and directors also are prohibited from engaging in transactions in which Company securities are used as collateral for any loan, including, but not limited to, “margin loans” in a brokerage account.

Compensation Committee Report

The CO Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Management. Based on such review and discussions, the CO Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in both the Company’s Annual Report on Form 10-K for the year ended September 26, 2013 and the Company’s Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders to be held on March 13, 2014.

Compensation and Organization Committee

Robert F. Bernstock, Chairman

Kathleen Guion

Edwin J. Holman

Terry L. McElroy

Mark D. Miles

Executive Compensation Tables

The following tables and accompanying narratives and footnotes are an important part of our disclosures and should be read in conjunction with the Compensation Discussion and Analysis, which sets forth the objectives of our Executive Compensation Program.

Summary Compensation Table

The following table provides a summary of the compensation for our NEOs for the fiscal years ending September 26, 2013, September 27, 2012, and September 29, 2011.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Fiscal Year (2)	Salary (3)	Bonus (4)	Stock Awards (5)	Option Awards (5)	Non-Equity Incentive Plan Compensation (6)	All Other Compensation (7)	Total (8)
Dennis G. Hatchell (1)	2013	$762,981	$—	$1,157,818	$196,879	$228,661	$25,861	$2,372,196
President, CEO and Director	2012	$412,500	$483,600	$796,932	$98,437	$—	$185,255	$1,976,724

B. Clyde Preslar (1)	2013	$246,154	$—	$247,463	$43,687	$80,000	$148,021	$765,325
Senior Vice President, Finance, CFO

Berry L. Epley (1)	2013	$275,569	$—	$218,502	$—	$28,061	$19,343	$541,476
Vice President, Assistant Corporate Secretary and Controller (former Principal Financial Officer)	2012	$240,771	$67,735	$120,234	$15,642	$—	$19,183	$463,565

Keith S. Bell	2013	$316,577	$—	$303,015	$53,475	$56,655	$19,790	$749,512
Senior Vice President, Fuels	2012	$310,000	$—	$603,027	$53,337	$—	$20,158	$986,522
	2011	$306,931	$—	$501,754	$38,798	$149,544	$23,096	$1,020,123

Keith A. Oreson	2013	$296,577	$—	$283,481	$50,025	$53,103	$52,967	$736,153
Senior Vice President, Human Resources	2012	$290,000	$—	$583,469	$49,870	$—	$20,742	$986,522
	2011	$286,106	$—	$315,043	$37,081	$139,986	$61,048	$1,020,123

P. Joseph Venezia	2013	$335,000	$—	$333,742	$58,895	$100,500	$221,954	$1,050,091
Senior Vice President, Operations

(1)	Mr. Hatchell was hired on March 5, 2012. Compensation amounts for fiscal 2012 reflect this partial year of employment. Mr. Preslar was hired on February 7, 2013. Compensation amounts for fiscal 2013 reflect this partial year of employment. In the absence of a CFO, Mr. Epley assumed additional responsibilities from May 25, 2012 through February 6, 2013.
(2)	Fiscal 2013 is the period from September 28, 2012 to September 26, 2013. Fiscal 2012 is the period from September 30, 2011 to September 27, 2012. Fiscal 2011 is the period from October 1, 2010 to September 29, 2011. Fiscal 2013, 2012 and 2011 were 52-week years.
(3)	The Company has entered into employment agreements with each NEO other than Mr. Epley. Each agreement sets an initial base salary at the time of hire. Thereafter, the base salary is set at the CO Committee’s discretion. For more detailed information on the CO Committee’s process and philosophy in setting base salaries, refer to the section entitled Base Salary in the Compensation Discussion and Analysis.
(4)	The amount shown in column (d) for fiscal 2012 consists of the following: Mr. Hatchell’s employment agreement provided for a guaranteed bonus of $437,500 and a sign-on bonus payment of $46,100 intended to address forfeited compensation from his prior employer. Mr. Epley received a discretionary bonus of $67,735 in consideration of the additional responsibilities he assumed in the absence of a CFO.
(5)	The amounts shown in columns (e) and (f) are the aggregate grant date fair value of stock options, time-based restricted stock and performance-based restricted stock computed in accordance with FASB Accounting Standard Codification Topic 718 and do not reflect the compensation actually received by the NEO. These award values have been determined based on certain assumptions, which are described in Note 14 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2013. The amount shown in column (e) is the sum of the fair market value of the time-based restricted stock and performance-based restricted stock. For 2012, the amounts include the retention grants made to Mr. Bell and Mr. Oreson, the amounts represent a higher percentage in relation to the individual salary than would normally be the case. For fiscal 2013 and fiscal 2012, Mr. Hatchell’s employment agreement provided for an inducement grant in each year of time-based restricted stock with a fair market value of $435,958 for each grant.
(6)	Column (g) reflects the amounts paid under the AIP, based on performance, for each fiscal year. See Annual Incentive Award in the Compensation Discussion and Analysis for a description of non-equity incentive plan compensation design. Mr. Preslar’s offer letter provided a guaranteed bonus of $80,000 which equates to 30% of his base salary prorated based on his days of employment in the fiscal year. Mr. Venezia’s offer letter provided a guaranteed bonus of $100,500, which equates to 30% of his base salary.
(7)	Amounts represent Company matching contributions to the 401(k) retirement plan, the cost of Company-provided life insurance benefits, the cost of Company-provided vehicles, relocation expenses and other personal benefits, including payments at termination. Details are described in the following table entitled All Other Compensation Table.
(8)	The amounts reported in this column are the sums of columns (c), (d), (e), (f), (g) and (h) for each of the NEOs.

All Other Compensation Table

The following table sets forth each component of the All Other Compensation column of the Summary Compensation Table for fiscal 2013.

Name	401(k) Matching Contribution	Cost of Company- Provided Insurance (1)	Car Allowance (2)	Relocation Expenses (3)	Total
Dennis G. Hatchell	$10,200	$1,951	$12,000	$1,710	$25,861
B. Clyde Preslar	$—	$690	$5,250	$142,081	$148,021
Berry L. Epley	$12,744	$628	$5,971	$—	$19,343
Keith S. Bell	$9,963	$827	$9,000	$—	$19,790
Keith A. Oreson	$3,756	$777	$9,000	$39,434	$52,967
P. Joseph Venezia	$—	$872	$9,000	$212,082	$221,954

(1)	Represents the dollar value of life and long-term disability insurance premiums paid by us on behalf of our NEOs.
(2)	In 2010, the CO Committee replaced the Company car program with a monthly car allowance for all NEOs. Mr. Epley is the only one eligible for a company-provided car. Represents car-related expenses associated with personal use.

(3)	The amounts in this column represent relocation expenses in accordance with the Company’s relocation policy. Of the amounts shown for Mr. Preslar, in connection with his relocation from Florida to North Carolina, $26,198 represents reimbursement for tax payments made by the Company for relocation benefits received, $51,629 represents expenses related to the sale of his home and the balance represents reimbursements for temporary living and movement of household goods and expenses. Of the amount shown for Mr. Oreson, in connection with his relocation from Virginia to North Carolina, $39,434 represents expenses related to the sale of his home. Of the amounts shown for Mr. Venezia, in connection with his relocation from Ohio to North Carolina, $25,205 represents reimbursement for tax payments made by the Company for relocation benefits received, $148,190 represents the expenses related to the sale of his home and the balance represents reimbursements for temporary living and movement of household goods.

Grants of Plan-Based Awards in Fiscal 2013

The following table provides information about equity and non-equity incentive plan awards granted to our NEOs in fiscal 2013. All stock options were granted under our Omnibus Plan. All non-equity incentive plan awards were granted under our annual incentive plan which is an element of our Omnibus Plan.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Award: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Closing Market Price on Grant Date ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dennis G. Hatchell		$231,750	$772,500	$1,545,000
	12/14/12				31,633	63,267	94,900			$11.41	$721,876
	12/14/12							38,207		$11.41	$435,942
	12/14/12								58,439	$11.41	$196,879

B. Clyde Preslar		$120,000	$240,000	$480,000
	02/08/13				6,314	12,628	18,942			$12.68	$160,123
	02/08/13							6,888		$12.68	$87,340
	02/08/13								11,606	$12.68	$43,687

Berry L. Epley		$47,400	$94,800	$189,600
	12/14/12				2,856	5,712	8,568			$11.41	$65,174
	12/14/12							13,438		$11.41	$153,328

Keith S. Bell		$93,000	$186,000	$372,000
	12/14/12				8,592	17,184	25,776			$11.41	$196,069
	12/14/12							9,373		$11.41	$106,946
	12/14/12								15,873	$11.41	$53,475

Keith A. Oreson		$89,700	$179,400	$358,800
	12/14/12				8,038	16,076	24,114			$11.41	$183,427
	12/14/12							8,769		$11.41	$100,054
	12/14/12								14,849	$11.41	$50,025

P. Joseph Venezia		$100,500	$201,000	$402,000
	12/14/12				9,463	18,927	28,390			$11.41	$215,957
	12/14/12							10,323		$11.41	$117,785
	12/14/12								17,482	$11.41	$58,895

(1)	The amounts shown represent the potential threshold, target and maximum payouts under our AIP for performance during fiscal 2013. Our performance measures and financial results are discussed in more detail above. The actual amounts paid for fiscal 2013 are shown in column (g) of the Summary Compensation Table.

(2)	The amounts shown represent the range of potential shares that may be received pursuant to the performance-based restricted stock award grant for the fiscal 2013 performance period. The performance measurement period is based on fiscal year 2013 Adjusted EBITDA results. Any shares earned vest over three years in three annual installments commencing on the first anniversary of the grant date. Participants have the opportunity to earn up to 150% of the target number of shares. The performance objectives set for the fiscal 2013 performance period were not met and as such, no shares vested.
(3)	The amounts shown represent shares of time-based restricted stock that vest in equal annual installments over a three-year period from the date of grant. Mr. Hatchell’s employment agreement provided for an inducement grant in fiscal 2013 of time-based restricted stock with a fair market value of $435,958. The above table does not include an erroneous grant of 34,509 shares of time-based restricted stock to Mr. Hatchell in December 2012 under our long-term incentive program that Mr. Hatchell subsequently returned to us and was cancelled.
(4)	The amounts shown represent options that vest in equal annual installments over a three-year period from the date of grant.

Outstanding Equity Awards

The following table sets forth information with respect to outstanding restricted stock and the unexercised options held by our NEOs at the end of fiscal 2013.

		Option Awards (1)				Stock Awards (2)
						Restricted Stock		Performance Shares
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of of Shares or Units of Stock that have not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (3)
Dennis G. Hatchell	03/05/12	8,223	16,448	$12.00	03/05/19	24,219	$282,151	20,056	$233,652
	12/14/12		58,439	$11.41	12/14/19	38,207	$445,112	63,267	$737,061

B. Clyde Preslar	02/08/13		11,606	$12.68	02/08/20	6,888	$80,245	12,628	$147,116

Berry L. Epley	11/09/06	9,000		$50.99	11/09/13
	11/20/07	15,000		$27.75	11/20/14
	11/25/08	6,945		$17.99	11/25/15
	12/17/10	1,034	517	$19.06	12/17/17	560	$6,524	1,147	$13,363
	12/16/11	1,361	2,723	$11.17	12/16/18	1,872	$21,809	3,432	$39,983
	12/14/12					13,438	$156,553	5,712	$66,545

Keith S. Bell	11/20/07	25,000		$27.75	11/20/14
	11/25/08	26,000		$17.99	11/25/15
	12/07/09	19,610		$14.51	12/07/16
	12/17/10	3,500	1,750	$19.06	12/17/17	1,896	$22,088	3,880	$45,202
	10/05/11					22,727	$264,770
	12/16/11	4,642	9,284	$11.17	12/16/18	6,384	$74,374	11,703	$136,340
	12/14/12		15,873	$11.41	12/14/19	9,373	$109,195	17,184	$200,194

Keith A. Oreson	12/17/10	3,339	1,670	$19.06	12/17/17	1,809	$21,075	3,702	$43,128
	10/05/11					22,727	$264,770
	12/16/11	4,342	8,685	$11.17	12/16/18	5,972	$69,574	10,948	$127,544
	12/14/12		14,849	$11.41	12/14/19	8,769	$102,159	16,076	$187,285

P. Joseph Venezia	12/14/12		17,482	$11.41	12/14/19	10,323	$120,263	18,927	$220,500

(1)	The options listed were granted under either The Pantry, Inc. 1999 Stock Option Plan, as amended (our “1999 Plan”) or The Pantry, Inc. 2007 Omnibus Plan (our “Omnibus Plan”). Each option expires on the earlier of the expiration date shown or 90 days after termination of the recipient’s employment except in cases of retirement, death or long-term disability. Upon termination of employment, the options are forfeited with respect to any shares not then vested, except in cases of termination as the result of retirement (defined as age 55 and 10 years of service), death or long-term disability and with respect to a change in control, in which case the vesting of the options is automatically accelerated in full. Vesting is the same for each optionee and options vest in three equal installments of one-third on each of the first, second and third anniversaries of the Grant Date.
(2)	The stock listed was granted under our Omnibus Plan. Shares of restricted stock vest in three equal installments of one-third on each of the first, second and third anniversaries of the grant date, provided the NEO continues to be employed, except that; (i) for fiscal 2013 and fiscal 2012, Mr. Hatchell’s employment agreement provided for an inducement grant in each year of time-based restricted stock with a fair market value of $435,958 for each grant; (ii) the restricted shares awarded on October 5, 2011 were a special retention award provided to Mr. Bell and Mr. Oreson, and vest fully on the second anniversary of the grant date; and (iii) shares of Performance-based Restricted Stock issued in 2011 and 2010 vest in equal annual installments on the anniversary of the grant date each year within the three-year performance period. The performance objective for each performance period must be satisfied for an award to vest. The performance measurement period for shares of Performance-based Restricted Stock issued in 2013 was set for the first year only, with any earned shares vesting in equal annual installments on the anniversary of the grant date over three years.
(3)	Market value was calculated using the closing price of $11.65 on September 26, 2013, the last day of our fiscal year.

Option Exercises and Stock Vested in Fiscal 2013

The following table sets forth information with respect to the options exercised or the shares of restricted stock that vested for our NEOs during fiscal 2013.

	Option Awards (1)		Stock Awards (2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise $	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting $
Dennis G. Hatchell	—	$—	12,109	$149,788
Berry L. Epley	—	$—	6,250	$76,785
Keith S. Bell	—	$—	6,891	$82,180
Keith A. Oreson	—	$—	4,960	$57,693

(1)	No stock options were exercised during fiscal 2013.
(2)	Amounts reflect the market value of the Company’s common stock on the day the stock vested, determined by multiplying the number of shares acquired on vesting by the closing NASDAQ sales price for the Company’s common stock on the vesting date.

Potential Payments upon Termination or Change in Control

We have entered into agreements with our NEOs other than Mr. Epley that provide them with specified benefits if their employment is terminated under certain circumstances.

In addition, our NEOs participate in our AIP, our equity compensation plans and other various benefit plans that may provide them with acceleration of equity awards or payments under certain circumstances, as described below. For information on the CO Committee’s rationale for entering into employment agreements with our NEOs, please refer to the section entitled Executive Employment Contracts in the Compensation Discussion and Analysis.

The following table summarizes the triggering events for severance payments and the basis for determining the amounts for NEOs other than Mr. Epley:

Severance Trigger		Severance Benefits for NEOs

Involuntary termination without cause or by notice of non-renewal	•	1 times base salary for twelve months (up to twenty-four months if termination occurs during the first year of employment)

	•	Prorated bonus for the fiscal year in which the effective termination date occurs. The amount of the pro-rata bonus paid will be determined based on actual results, but pro-rated for the proportion of the year the executive was employed. The bonus will be paid at the same time as bonuses are paid to other executives with a similar position and title

	•	Reimbursement for monthly COBRA coverage (minus the executive contribution rate at the time of termination) for up to two years

Death or disability	•	6 months of base salary for death

	•	The shorter of 6 months of base salary or until the executive begins receiving long-term disability benefits in the case of disability

	•	The NEOs may receive a prorated bonus at the discretion of the CO Committee

Within 18 months following a change in control, termination by us without cause, by notice of non-renewal, or by the executive for good reason	•	2 times base salary payable in a lump sum
	•	2 times target bonus for year of termination payable in a lump sum
	•	Reimbursement for monthly COBRA coverage or equivalent medical coverage (minus the executive contribution rate at the time of termination) for up to two years

Retirement/voluntary resignation	•	Earned but unpaid compensation and benefits through the last day of actual employment

Note that severance benefits payable in the event of a change in control to NEOs may be reduced to provide the best after-tax benefit should the NEO become subject to the excise tax that can apply to certain payments made in connection with such an event. However, the Company does not provide tax gross-up payments to executives should they become liable for such excise taxes.

In the case of Mr. Epley, we entered into an agreement and the table below summarizes the benefits to be received following the severance trigger.

Severance Trigger	Severance Benefits for Mr. Epley

Involuntary termination without cause or by notice of non-renewal	9 months of base salary

Reimbursement for monthly COBRA coverage (minus the executive contribution rate at the time of termination) for up to the full severance period of 9 months

Death or disability	6 months of base salary for death

The shorter of 6 months of base salary or until the executive begins receiving long-term disability benefits in the case of disability

Mr. Epley may receive a prorated bonus at the discretion of the CO Committee

Within 18 months following a change in control, termination by us without cause, by notice of non-renewal, or by the executive for good reason	9 months of base salary

Reimbursement for monthly COBRA coverage (minus the executive contribution rate at the time of termination) for up to the full severance period of 9 months

Retirement/voluntary resignation	Earned but unpaid compensation and benefits through the last day of actual employment

Definitions

For purposes of our agreements with our NEOs, the terms below have the following meanings:

Generally, a change in control occurs if:

•	Any “person” (which could include two or more persons acting as a partnership, limited partnership, syndicate or other group), other than (i) the Company, (ii) a trustee or other fiduciary holding securities under one of our employee benefit plans, (iii) a Company owned by our stockholders or (iv) the existing holders of our common stock, is or becomes the beneficial owner (as defined under the federal securities laws) of securities of the Company representing more than 50% of the Company’s outstanding voting power;

•	We consummate certain mergers or consolidations, unless, following such transaction: (i) the individuals who were the beneficial owners of the Company prior to the transaction own more than 60% of the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the Company resulting from such transaction in substantially the same proportions as their ownership, immediately prior to such transaction, (ii) no person (excluding certain companies and plans) is the beneficial owner of 20% or more of the then outstanding shares of common stock of the corporation resulting from such transaction or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the transaction and (iii) at least a majority of the members of the Board of Directors of the Company resulting from such transaction were members of our Board at the time of the execution of the initial agreement, or of the action of the board, providing for such transaction;

•	We are liquidated or we sell or dispose of all or substantially all of our assets; or

•	During any period of twelve consecutive months, the individuals who constitute our Board of Directors at the beginning of such period (the “Incumbent Directors”) cease for any reason to constitute a majority of the Board of Directors; provided, however, that a director who is not a director at the beginning of such period shall be deemed to be an Incumbent Director if such director is elected or recommended for election by a majority of the directors who are then Incumbent Directors, but excluding, for this purpose, any such individual whose initial assumption of the office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board.

Good reason includes the occurrence of any of the following events within eighteen months after the change in control:

•	An adverse alteration in the NEO’s position or responsibility;

•	A material diminution in the NEO’s annual base salary and target bonus;

•	Requiring the NEO to be based more than fifty miles from his location immediately prior to the change in control;

•	The material failure to pay the NEO any compensation due under the agreement;

•	Our failure to obtain a satisfactory agreement from any successor to assume and agree to perform the agreement; or

•	Any other action or inaction that constitutes a material breach by us of the agreement.

Cause includes the NEO’s:

•	Gross negligence or willful misconduct in the performance of the NEO’s duties;

•	Insubordination in responding to any specific, reasonable instructions from either the Company’s CEO or Board of Directors;

•	Conduct by the NEO which is demonstrably and materially injurious to the Company, monetarily or otherwise; or

•	The conviction of the NEO of, or the entry of a plea of guilty or nolo contendere by the NEO to, any crime involving moral turpitude or any felony.

Annual Incentive Plan

If any of our NEOs is terminated without cause prior to the date on which annual awards are paid under our AIP, the NEO will receive a prorated award for the time the executive was employed during the fiscal year. If the termination of employment is as a result of disability or death, the CO Committee in its discretion may determine to prorate the award amount for the length of time during the fiscal year the individual worked. Such awards are paid on the same date other awards are paid in the discretion of the CO Committee.

1999 Plan and Omnibus Plan

The following chart summarizes vesting rules upon termination of employment of any NEO (except Mr. Epley).

Triggering Event	Options	TBRS (1)	PBRS
Death/Disability	Vests 100%	Vests 100%	Vests 100%
For Cause	Forfeited	Forfeited	Forfeited
Voluntary	Forfeited	Forfeited	Forfeited
Retirement	Vests 100%	Vests 100% with C&O Committee approval	Vests only current installment if goals are met
Without Cause (1)	Forfeited	Forfeited	Forfeited
Change in Control (2)	Vests 100%	Vests 100%	Vests 100%

(1)	Mr. Hatchell’s employment agreement provides that if he is terminated for a reason other than Cause or voluntary resignation, the time-based restricted stock awards will become fully vested.
(2)	Vesting occurs upon a change in control regardless of whether employment is terminated.

Other Benefits

Other benefits that we provide each of our NEOs upon termination of employment include a payment for any unused vacation. Under each of their employment agreements, the NEOs are entitled to the greater of the annual vacation grant under our vacation policy applicable to all employees (up to twenty days) or the following minimum number of vacation days each calendar year: Mr. Hatchell (20), Mr. Preslar (20), Mr. Epley (20), Mr. Bell (22), Mr. Oreson (20) and Mr. Venezia (20). Subject to applicable state law, unused vacation days may not be carried over from year to year.

Estimated Amounts Payable upon Termination or Change in Control

The following table summarizes the estimated amounts payable to each NEO assuming that the various triggering events occurred on September 26, 2013, the last day of fiscal 2013.

We have noted below other material assumptions used in calculating the estimated payments under each triggering event. The actual amounts that would be paid to a NEO upon termination of employment can only be determined at the time an actual triggering event occurs.

Name	Triggering Event (1)	Severance	Bonus (2)	Equity (3)	Health (4)	Other (5)	Total
Dennis G. Hatchell	Death/Disability	$386,250	$228,661	$1,697,976	$—	$59,423	$2,372,310
	For Cause	$—	$—	$—	$—	$—	$—
	Voluntary	$—	$—	$—	$—	$59,423	$59,423
	Retirement	$—	$—	$—	$—	$59,423	$59,423
	Without Cause	$1,158,750	$228,661	$727,263	$12,576	$59,423	$1,459,410
	Change in Control	$3,090,000	$—	$1,697,976	$25,152	$59,423	$4,872,551

B. Clyde Preslar	Death/Disability	$200,000	$80,000	$227,361	$—	$30,769	$538,130
	For Cause	$—	$—	$—	$—	$—	$—
	Voluntary	$—	$—	$—	$—	$30,769	$30,769
	Retirement	$—	$—	$—	$—	$30,769	$30,769
	Without Cause	$400,000	$80,000	$—	$12,576	$30,769	$523,345
	Change in Control	$1,280,000	$—	$227,361	$25,152	$30,769	$1,563,282

Berry L. Epley	Death/Disability	$—	$28,061	$305,429	$—	$18,231	$351,721
	For Cause	$—	$—	$—	$—	$—	$—
	Voluntary	$—	$—	$—	$—	$18,231	$18,231
	Retirement	$—	$—	$305,429	$—	$18,231	$323,660
	Without Cause	$177,750	$28,061	$—	$17,316	$18,231	$241,358

Keith S. Bell	Death/Disability	$159,500	$56,655	$854,391	$—	$26,992	$1,097,538
	For Cause	$—	$—	$—	$—	$—	$—
	Voluntary	$—	$—	$—	$—	$26,992	$26,992
	Retirement	$—	$—	$—	$—	$26,992	$26,992
	Without Cause	$319,000	$56,655	$—	$17,316	$26,992	$419,963
	Change in Control	$1,020,800	$—	$854,391	$34,632	$26,992	$1,936,815

Keith A. Oreson	Death/Disability	$149,500	$53,103	$817,619	$—	$23,000	$1,043,222
	For Cause	$—	$—	$—	$—	$—	$—
	Voluntary	$—	$—	$—	$—	$23,000	$23,000
	Retirement	$—	$—	$—	$—	$23,000	$23,000
	Without Cause	$299,000	$53,103	$—	$12,576	$23,000	$387,679
	Change in Control	$956,800	$—	$817,619	$25,152	$23,000	$1,822,571

P. Joseph Venezia	Death/Disability	$167,500	$100,500	$340,763	$—	$25,769	$634,532
	For Cause	$—	$—	$—	$—	$—	$—
	Voluntary	$—	$—	$—	$—	$25,769	$25,769
	Retirement	$—	$—	$—	$—	$25,769	$25,769
	Without Cause	$335,000	$100,500	$—	$9,888	$25,769	$471,157
	Change in Control	$1,072,000	$—	$340,763	$19,776	$25,769	$1,458,308

(1)	The triggering events are described under Executive Employment Contracts of the Compensation Discussion and Analysis. In the case of a change in control, the triggering event is termination (as defined) following a change in control (double trigger) for all elements except equity (as the value of accelerated vesting occurs upon a change in control regardless of whether employment is terminated).
(2)	In the event of termination due to death or disability, the NEO may receive a prorated incentive at the discretion of the CO Committee. The values shown represent the payments that could have been made under our AIP assuming that the target had been met for all performance measures. The amount shown for Mr. Preslar and Mr. Venezia represents the guaranteed target bonus provided for 2013 as in their employment agreements.
(3)	Values shown represent the estimated cash payment each NEO would have received for his or her unvested shares of stock, calculated based on the following assumptions: (a) a triggering event occurred as of September 26, 2013, accelerating the vesting of each NEO’s unvested options; (b) each NEO sold or otherwise surrendered the resulting shares for consideration in an amount equal to $11.65 per share, which was the closing price of our stock on NASDAQ on September 26, 2013. Value is included for exercise of stock options.

(4)	Values are based on expenses related to the cost of continuing coverage under the Consolidated Omnibus Budget Reconciliation Act, as amended (“COBRA”). The expenses are based on the coverage and premium rates in force on September 26, 2013.
(5)	Other includes vacation payable at termination for each NEO and assumes that each NEO had not used any vacation days as of September 26, 2013.

Director Compensation

Summary of Director Compensation Program

Directors who are also employed by us are not separately compensated for their service on our Board. Independent directors are compensated for service as members of our Board through a combination of a quarterly retainer, cash meeting fees and equity grants in the form of options to purchase our common stock, restricted stock and/or restricted stock units. During fiscal 2013, all of our directors, other than Mr. Hatchell, were independent directors and received such payments and equity grants.

Quarterly Retainer and Cash Meeting Fees

Independent directors receive a $7,500 quarterly retainer. They also receive $2,500 for each Board meeting they attend in person or by approved video conference ($1,250 if attendance is telephonic), $1,000 for each committee meeting they attend in person or by approved video conference ($500 if attendance is telephonic). Our committee chairs are paid an additional quarterly retainer as follows: Audit Committee Chairman and CO Committee Chairman - $3,750; Corporate Governance and Nominating Committee Chairman - $2,500; and Finance and Investment Committee Chairman - $2,500. Additionally, our independent Chairman of the Board is paid an additional quarterly retainer of $18,750.

Equity Grants

Upon election to our Board, and upon re-election to the Board each year, each independent director will receive an equity grant of stock options, time-based restricted stock, time-based restricted stock units (“RSUs”) or a combination thereof valued at $70,000. A new independent director who is appointed to serve less than a full term will have the aggregate value of his initial equity grant prorated accordingly. The stock options vest in full on the first anniversary of the grant date, have a term of seven years and are granted with an exercise price equal to the fair market value of our common stock on the date of the grant. The restrictions on the time-based restricted stock and RSUs lapse on the first anniversary of the grant date. The vesting of the stock options and lapsing of restrictions on the time-based restricted stock and RSUs are conditioned on service as a participating member of the Board, which includes attending, at least three meetings per year.

Special Fees for Fiscal 2013

Mr. Bernstock, Mr. Holman and Mr. Murnane received a one-time payment of $5,000 for service on a committee overseeing the strategic consulting project.

Other

Each of our directors is also covered by director and officer liability insurance; has entered into an indemnification agreement with us that entitles him or her to, among other things, indemnification to the fullest extent permitted by law for amounts incurred in any action or proceeding on account of services provided as a director (subject to certain exceptions), and is entitled to reimbursement for reasonable out-of-pocket expenses in connection with attendance at Board or committee meetings. In addition, to encourage the ongoing education of our directors and good corporate governance, the Company reimburses directors for travel, lodging and fees associated with educational events.

Director Stock Ownership and Retention Guidelines

In January 2009, our Board adopted guidelines that require our independent directors to own shares of common stock valued at three times the annual cash retainer paid to him or her, excluding fees paid for services on our executive committee or as a committee chair. In November 2011, the Board increased the ownership guidelines to five times the annual cash retainer and also implemented a requirement that until the ownership guidelines are met, directors must retain 75% of the net, after-tax profit shares from option exercises and restricted stock/RSU vesting.

Director Compensation for Fiscal 2013

The following table summarizes the annual and long-term compensation of each of our independent directors who served during fiscal 2013.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Robert F. Bernstock	$74,250	$69,999	$144,249
Paul L. Brunswick	$73,750	$69,999	$143,749
Wilfred A. Finnegan	$68,750	$69,999	$138,749
Kathleen Guion	$22,613	$69,999	$92,612
Edwin J. Holman	$126,250	$69,999	$196,249
Terry L. McElroy	$56,500	$69,999	$126,499
Mark D. Miles	$57,250	$69,999	$127,249
Bryan E. Monkhouse	$59,250	$69,999	$129,249
Thomas M. Murnane	$74,250	$69,999	$144,249
Maria C. Richter (3)	$26,750	$—	$26,750

(1)	Amounts reflect annual cash retainers, fees earned for meetings, related activities, as well as fees described as special fees above, during fiscal 2013.
(2)	Amounts listed do not reflect compensation actually received by the director. Amounts listed in the Stock Awards column represent the aggregate grant date fair value of awards granted during fiscal 2013 calculated in accordance with ASC Topic 718, disregarding any forfeiture assumptions. The restricted stock awards/units made on March 14, 2013 were made under our Omnibus Plan and valued using the closing price of our common stock as reported by NASDAQ on that date. These restricted stock awards/units vest in one calendar year on March 14, 2014.
(3)	Ms. Richter did not stand for reelection at the 2013 annual meeting.

Outstanding Director Equity Awards as of September 26, 2013

The following table sets forth information with respect to outstanding restricted stock and the unexercised options of our non-employee directors at the end of fiscal 2013.

		Option Awards (1)				Stock Awards (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Robert F. Bernstock	05/09/07	$5,000		$45.05	05/09/14
	03/27/08	$5,000		$21.84	03/27/15
	03/14/13					5,766	$67,174

Paul L. Brunswick	05/09/07	$5,000		$45.05	05/09/14
	03/27/08	$5,000		$21.84	03/27/15
	03/14/13					5,766	$67,174

Wilfred A. Finnegan	05/09/07	$5,000		$45.05	05/09/14
	03/27/08	$5,000		$21.84	03/27/15
	03/14/13					5,766	$67,174

Kathleen Guion	03/14/13					4,086	$47,602

Edwin J. Holman	05/09/07	$5,000		$45.05	05/09/14
	03/27/08	$5,000		$21.84	03/27/15
	03/14/13					5,766	$67,174

Terry L. McElroy	05/09/07	$5,000		$45.05	05/09/14
	03/27/08	$5,000		$21.84	03/27/15
	03/14/13					5,766	$67,174

Mark D. Miles	05/09/07	$5,000		$45.05	05/09/14
	03/27/08	$5,000		$21.84	03/27/15
	03/14/13					5,766	$67,174

Bryan E. Monkhouse	05/09/07	$5,000		$45.05	05/09/14
	03/27/08	$5,000		$21.84	03/27/15
	03/14/13					5,766	$67,174

Thomas M. Murnane	05/09/07	$10,000		$45.05	05/09/14
	03/27/08	$10,000		$21.84	03/27/15
	03/14/13					5,766	$67,174

(1)	The options listed were granted under either The Pantry, Inc. 1999 Stock Option Plan or our Omnibus Plan. Each option expires on the earlier of the expiration date shown or 90 days after termination of the recipient’s employment except in cases of death or termination due to a long-term disability. Options may be exercised to purchase vested shares only. Vesting is the same for each optionee and options vest in three equal installments of one-third on each of the first, second and third anniversaries of the grant date.
(2)	The stock listed was granted under our Omnibus Plan. Shares of restricted stock vest 100% on the first anniversary of the grant date.

Compensation Committee Interlocks and Insider Participation

Mr. Bernstock (Chairperson), Ms. Guion, Mr. Holman, Mr. McElroy, and Mr. Miles served on our CO Committee during fiscal 2013. None of these individuals have served as an officer or employee of us or any of our subsidiaries, nor were they involved in any related person transaction during fiscal 2013. No interlocking relationships exist between our Board or CO Committee and the Board of Directors or compensation committee of any other company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

We maintain our 1999 Plan and our Omnibus Plan pursuant to which we may grant equity awards to eligible persons. The following table sets forth aggregate information regarding such plans as of September 26, 2013:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Available For Future Issuances Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders	727,296	$21.58	1,099,713
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	727,296	$21.58	1,099,713

(1)	No future awards may be granted under our 1999 Plan. Our Omnibus Plan permits the award of cash incentives and equity incentive grants covering 2.4 million shares of our common stock, plus shares subject to outstanding options under our 1999 Plan that are forfeited or that otherwise cease to be outstanding after March 29, 2007 other than by reason of their having been exercised for, or settled in, vested and non-forfeitable shares. In addition, any shares related to award under the Omnibus Plan which terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares, are settled in cash in lieu of shares, or are exchanged, prior to the issuance of shares and with the Committee’s permission, for awards not involving shares, are again available for grant under the Plan.

Stock Ownership Information

The following table sets forth information, as of January 16, 2014 (or earlier for information based on SEC filings), regarding shares of our common stock owned of record or known to us to be beneficially owned by:

•	Each of our directors;

•	Our Chief Executive Officer, our Principal Financial Officer and each of our other named executive officers (as defined below);

•	All those known by us to beneficially own more than 5% of our outstanding common stock; and

•	All of our executive officers and directors as a group.

Except as otherwise indicated:

•	The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable; and

•	The address of each of the stockholders listed in this table is as follows: c/o The Pantry, Inc., P.O. Box 8019, 305 Gregson Drive, Cary, North Carolina 27511.

The percentages shown below have been calculated based on 23,468,045 total shares of our common stock, $.01 par value, outstanding as of January 16, 2014. The information in this table is based solely on statements in filings with the SEC or other information believed by the Company to be reliable.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Class
Eagle Asset Management (2)	2,562,698	10.9%
BlackRock, Inc. (3)	1,691,234	7.2%
Dimensional Fund Advisors LP (4)	1,557,908	6.6%
The Vanguard Group (5)	1,236,078	5.3%
Lee Munder Capital Group LLC (6)	1,215,997	5.2%
Dennis G. Hatchell (7)	217,297	*
B. Clyde Preslar (8)	43,280	*
Berry L. Epley (9)	57,314	*
Keith S. Bell (10)	189,194	*
Keith A. Oreson (11)	101,533	*
P. Joseph Venezia (12)	42,242	*
Robert F. Bernstock (13)	41,909	*
Paul L. Brunswick (14)	39,506	*
Wilfred A. Finnegan (15)	39,672	*
Edwin J. Holman (16)	43,747	*
Terry L. McElroy (17)	42,827	*
Mark D. Miles (18)	31,172	*
Bryan E. Monkhouse (19)	34,972	*
Thomas M. Murnane (20)	41,909	*
Kathleen Guion (21)	4,086	*
All directors and executive officers as a group (17 individuals) (22)	1,099,527	4.7%

*	Less than 1.0%
(1)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares to which the person has sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of January 16, 2014, through the exercise of any stock option or other rights. Any shares that a person has the right to acquire within 60 days of January 16, 2014 are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Such shares are described below as being subject to presently exercisable stock options.
(2)	The number of shares beneficially owned and the description of such ownership contained herein are based solely on a Schedule 13G filed with the SEC on January 16, 2014 by Eagle Asset Management, Inc. (“EAM”). EAM has sole voting and dispositive power with respect to all of the shares. The business address of EAM is 880 Carillon Parkway, St. Petersburg, FL 33716.
(3)	The number of shares beneficially owned and the description of such ownership contained herein are based solely on a Schedule 13G/A filed with the SEC on February 8, 2013 by BlackRock, Inc. (“BlackRock”). BlackRock has sole voting and dispositive power with respect to all of the shares. The business address of BlackRock is 40 East 52nd Street, New York, New York 10022.
(4)	The number of shares beneficially owned and the description of such ownership contained herein are based solely on a Schedule 13G/A filed with the SEC on February 11, 2013 by Dimensional Fund Advisors LP (“Dimensional Funds”). Dimensional Funds has sole voting power with respect to 1,529,199 shares, no shared voting power and sole dispositive power with respect to all of the shares. The business address of Dimensional Funds is Palisades West, Building One, 6300 Bee Cave Road, Austin Texas, 78746.
(5)	The number of shares beneficially owned and the description of such ownership contained herein are based solely on a Schedule 13G/A filed with the SEC on February 13, 2013 by The Vanguard Group (“Vanguard”). Vanguard has sole voting power with respect to 32,778 shares, no shared voting power, sole dispositive power with respect to 1,205,200 shares and shared dispositive power with respect to 30,878 shares. The business address of Vanguard is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(6)	The number of shares beneficially owned and the description of such ownership contained herein are based solely on a Schedule 13G/A filed with the SEC on February 11, 2013 by Lee Munder Capital Group LLC (“Lee Munder”). Lee Munder has sole voting power with respect to 908,109 shares, no sole dispositive power and no shared voting or dispositive power. The business address of Lee Munder is 200 Clarendon Street T-28, Boston, MA 02116.
(7)	Includes 16,456 shares of common stock, 164,915 shares of common stock subject to time or performance-based vesting restrictions, 27,702 shares of common stock subject to presently exercisable stock options and 8,224 shares of common stock subject to stock options exercisable within 60 days of January 16, 2014.
(8)	Includes 39,412 shares of common stock subject to time or performance-based vesting restrictions and 3,868 shares of common stock subject to stock options exercisable within 60 days of January 16, 2014.
(9)	Includes 3,984 shares of common stock, 27,112 shares of common stock subject to time or performance-based vesting restrictions and 26,218 shares of common stock subject to presently exercisable stock options.
(10)	Includes 37,049 shares of common stock, 61,710 shares of common stock subject to time or performance-based vesting restrictions and 90,435 shares of common stock subject to presently exercisable stock options.
(11)	Includes 25,115 shares of common stock, 57,776 shares of common stock subject to time or performance-based vesting restrictions and 18,642 shares of common stock subject to presently exercisable stock options.
(12)	Includes 2,294 shares of common stock, 34,121 shares of common stock subject to time or performance-based vesting restrictions and 5,827 shares of common stock subject to presently exercisable stock options.
(13)	Includes 26,143 shares of common stock, 5,766 shares of common stock subject to time or performance-based vesting restrictions and 10,000 shares of common stock subject to presently exercisable stock options.
(14)	Includes 23,740 shares of common stock, 5,766 shares of common stock subject to time or performance-based vesting restrictions and 10,000 shares of common stock subject to presently exercisable stock options.
(15)	Includes 23,906 shares of common stock, 5,766 shares of common stock subject to time or performance-based vesting restrictions and 10,000 shares of common stock subject to presently exercisable stock options.
(16)	Includes 27,981 shares of common stock, 5,766 shares of common stock subject to time or performance-based vesting restrictions and 10,000 shares of common stock subject to presently exercisable stock options.
(17)	Includes 27,061 shares of common stock, 5,766 shares of common stock subject to time or performance-based vesting restrictions and 10,000 shares of common stock subject to presently exercisable stock options.
(18)	Includes 15,406 shares of common stock, 5,766 shares of common stock subject to time or performance-based vesting restrictions and 10,000 shares of common stock subject to presently exercisable stock options. Mr. Miles has pledged 9,752 shares. The pledge was in effect prior to the Board’s April 2013 adoption of an amendment to our Securities Trading Policy to prohibit executive officers and directors from pledging shares of our stock.
(19)	Includes 19,206 shares of common stock, 5,766 shares of common stock subject to time or performance-based vesting restrictions and 10,000 shares of common stock subject to presently exercisable stock options.
(20)	Includes 26,143 shares of common stock, 5,766 shares of common stock subject to time or performance-based vesting restrictions and 10,000 shares of common stock subject to presently exercisable stock options.
(21)	Includes 4,086 shares of common stock subject to time or performance-based vesting restrictions.
(22)	Includes 296,859 shares of common stock, 526,116 shares of common stock subject to time or performance-based vesting restrictions, 264,460 shares of common stock subject to presently exercisable stock options and 12,092 shares of common stock subject to stock options exercisable within 60 days of January 16, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Our Board recognizes that related person transactions can present potential or actual conflicts of interest, and may appear to be motivated by interests other than the best interests of our Company and its stockholders. Notwithstanding these considerations, our Board also recognizes that there are situations where related person transactions may be in the best interests of our Company and its stockholders. Accordingly, our Board has delegated to our Audit Committee, pursuant to the terms of its charter and NASDAQ Listing Rules, the authority to review and approve all related person transactions. The Audit Committee charter defines a “related person transaction” as a transaction required to be disclosed pursuant to Item 404 of Regulation S-K. The Audit Committee will review all relevant information available to it about the related party transaction, and will consider, among other things, whether the related person transaction is, under all of the circumstances, in the best interests of our Company and its stockholders. During fiscal 2013, the Audit Committee did not approve any related person transactions.

Determination of Independence

Our Board, in its business judgment, has made an affirmative determination that each of Robert F. Bernstock, Paul L. Brunswick, Wilfred A. Finnegan, Kathleen R. Guion, Edwin J. Holman, Terry L. McElroy, Mark D. Miles, Bryan E. Monkhouse and Thomas M. Murnane (all of our non-employee directors) meet the definition of “independent director” under applicable NASDAQ Listing Rules. In determining director independence, our Board broadly considers all relevant facts and circumstances, including NASDAQ Listing Rules and SEC rules, which require disclosure of the existence of “related person” transactions above certain thresholds between a director and our Company. Our Board considers the issue not merely from the standpoint of a director, but also from that of persons or organizations with which the director has an affiliation. An independent director must be free from any relationship with us or our management that may impair the director’s ability to make independent judgments. Particular attention is paid to whether a director is independent from management and to any credit relationships that may exist with a director or a related interest.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table presents aggregate fees billed (or expected to be billed) for audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”) for the audits of our annual consolidated financial statements for fiscal 2013 and fiscal 2012 and aggregate fees billed (or expected to be billed) for other services rendered by the Deloitte Entities during the same periods.

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$1,353,782	$1,293,145
Audit-Related Fees (2)	118,753	160,371
Tax Fees (3)	—	8,395
All Other Fees	—	—

Total	$1,472,535	$1,461,911

(1)	Audit fees relating to fiscal 2013 and 2012 consisted of fees for:

•	Audit of our annual financial statements; and

•	Reviews of our quarterly financial statements.

(2)	Audit-related fees relating to fiscal 2013 and 2012 consisted of fees for:

•	Financial accounting and reporting consultations;

•	Employee benefit plan audits;

•	Agreed-upon procedure engagements; and

•	Comfort letters, consents and other services related to SEC matters.

(3)	Tax fees relating to fiscal 2012 consisted of fees for tax compliance services:

•	Fees for tax compliance services totaled $8,395 in fiscal 2012. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

•	Federal, state and local income tax return assistance; and

•	Assistance with federal and state tax audits.

In considering the nature of services provided by the Deloitte Entities, the Audit Committee determined that such services are compatible with the provisions of independent audit services. The Audit Committee discussed these services with the Deloitte Entities and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy and Procedures

The Audit Committee has adopted, and the Board has ratified, a Policy Regarding the Approval of Audit and Non-audit Services Provided by the Independent Auditor (the “Approval Policy”), which describes the procedures and the conditions pursuant to which the Audit Committee may grant general pre-approval for services proposed to be performed by our independent registered public accounting firm.

All services provided by our independent registered public accounting firm, both audit and non-audit, must be pre-approved by the Audit Committee. The Audit Committee may delegate to one or more designated member(s) of the Audit Committee, who satisfies the definition of “independent director” under applicable NASDAQ Listing Rules (the “Designated Member”), the authority to grant pre-approvals of “permitted services” (which are defined as those that are not specifically prohibited by the Approval Policy), or classes of permitted services, to be provided by the independent registered public accounting firm. The Approval Policy describes the types of classes of permitted services (e.g., annual audit services or tax consulting services) that may be pre-approved by the Audit Committee or a Designated Member. The pre-approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service. The decisions of the Designated Member to pre-approve a permitted service are required to be reported to the Audit Committee at its regularly scheduled meetings. All audit and non-audit services provided by our independent registered public accounting firm during fiscal 2013 and fiscal 2012 were pre-approved by or on behalf of our Audit Committee.

In determining whether to approve a particular audit or permitted non-audit service, the Audit Committee (or the Designated Member) will consider, among other things, whether such service is consistent with maintaining the independence of the independent registered public accounting firm. The Audit Committee (or the Designated Member) will also consider whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service to us and whether the service might be expected to enhance our ability to manage or control risk or improve audit quality.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following information required under this item (other than Exhibits 31.3 and 31.4) was filed as part of the Form 10-K:

(a) 1. Financial Statements.

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

Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 26, 2013, September 27, 2012 and September 29, 2011;

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 26, 2013, September 27, 2012 and September 29, 2011;

Consolidated Statements of Cash Flows for the fiscal years ended September 26, 2013, September 27, 2012 and September 29, 2011;

Notes to Consolidated Financial Statements.

      2. Financial Statement Schedules

II – Valuation and Qualifying Accounts for fiscal 2013, 2012 and 2011.

      3. Exhibits

Exhibit No	Exhibit Description

2.1	Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007).†

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated by-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

4.1	Indenture dated August 3, 2012 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.2	Form of 8.375 Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

4.3	Supplemental Indenture dated August 3, 2012 dated August 3, 2012 among The Pantry and U.S. Bank National Association, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

4.4	Supplemental Indenture dated April 23, 2013 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on April 24, 2013).

10.1	Fourth Amended and Restated Credit Agreement dated as of August 3, 2012 among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.2	First Amendment to Fourth Amended and Restated Credit Agreement dated as of August 15, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 20, 2013).

10.3	Registration Rights Agreement dated August 3, 2012 among The Pantry and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.4	Fourth Amended and Restated Pledge Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.5	Fourth Amended and Restated Security Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.6	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003).

10.7	Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.8	Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009).*

10.9	The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007).*

10.10	Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004).*

10.11	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007).*

10.12	The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.13	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.14	Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.15	Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.16	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010).*

10.17	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.18	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.27 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.19	Form of Award Agreement (Awarding Restricted Stock to Employee for Retention) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.20	Form of Award Agreement (Awarding Non-Qualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.21	Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.22	Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.23	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell). (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).*

10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2011).

10.26	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.27	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.28	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.29	Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.30	Employment Agreement effective as of September 20, 2012 by and between Patrick J. Venezia and the Company (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.31	Severance Agreement effective as of December 15, 2011 by and between Berry L. Epley and the Company (incorporated by reference to Exhibit 10.43 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.32	Employment Agreement effective as of February 7, 2013 by and between B. Clyde Preslar and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January, 11, 2013).*

10.33	Employment Agreement effective as of June 3, 2013 by and between Boris Zelmanovich and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).*

10.34	Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008).

10.35	Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company,

Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010).

10.36	Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated December 2, 2010 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.76 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).

10.37	Third Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated August 11, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.77 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).

10.38	Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.39	First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.79 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.40	Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.80 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.41	Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.81 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.42	Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.43	First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.83 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.44	Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.84 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.45	Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.46	Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.47	Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.48	Letter Renewal of the Branded Product Supply & Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP, dated March 26, 2013 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2013).

10.49	Fifth Amendment to Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.50	Fourth Amendment to Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.51	Amended and Restated Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.52	Amended and Restated Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.53	Side Letter to Amended and Restated Master Conversion Agreement and Amended and Restated Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

10.54	Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated December 31, 2012 as amended by the Rider to the Branded Jobber Contract dated January 7, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2012).

12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio (filed as Exhibit 12.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

23.1	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

31.3	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.INS	XBRL Instance Document (filed as Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.SCH	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (filed as Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
†	Pursuant to Regulation S-K, Item 601(b)(2), the exhibits and schedules have not been filed. The Pantry, Inc. agrees to furnish supplementally a copy of any omitted Exhibit or schedule to the Securities and Exchange Commission upon request, provided; however, The Pantry, Inc. may request confidential treatment of omitted items.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ Dennis G. Hatchell
Dennis G. Hatchell
President and Chief Executive Officer
Date:	January 24, 2014

EXHIBIT INDEX

Exhibit No	Exhibit Description

2.1	Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007).†

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated by-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

4.1	Indenture dated August 3, 2012 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.2	Form of 8.375 Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

4.3	Supplemental Indenture dated August 3, 2012 dated August 3, 2012 among The Pantry and U.S. Bank National Association, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

4.4	Supplemental Indenture dated April 23, 2013 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on April 24, 2013).

10.1	Fourth Amended and Restated Credit Agreement dated as of August 3, 2012 among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.2	First Amendment to Fourth Amended and Restated Credit Agreement dated as of August 15, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 20, 2013).

10.3	Registration Rights Agreement dated August 3, 2012 among The Pantry and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.4	Fourth Amended and Restated Pledge Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.5	Fourth Amended and Restated Security Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K with the Securities and Exchange Commission on August 3, 2012).

10.6	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003).

10.7	Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.8	Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009).*

10.9	The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007).*

10.10	Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004).*

10.11	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007).*

10.12	The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.13	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.14	Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.15	Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.16	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010).*

10.17	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.18	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.27 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.19	Form of Award Agreement (Awarding Restricted Stock to Employee for Retention) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.20	Form of Award Agreement (Awarding Non-Qualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.21	Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.22	Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.23	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell). (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).*

10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2011).

10.26	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.27	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.28	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.29	Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.30	Employment Agreement effective as of September 20, 2012 by and between Patrick J. Venezia and the Company (incorporated by reference to Exhibit 10.42 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.31	Severance Agreement effective as of December 15, 2011 by and between Berry L. Epley and the Company (incorporated by reference to Exhibit 10.43 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.32	Employment Agreement effective as of February 7, 2013 by and between B. Clyde Preslar and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January, 11, 2013).*

10.33	Employment Agreement effective as of June 3, 2013 by and between Boris Zelmanovich and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).*

10.34	Amended and Restated Distribution Service Agreement dated August 1, 2008 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.8 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2008).

10.35	Amendment to Distribution Service Agreement dated May 1, 2010 between The Pantry and McLane Company, Inc. (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2010).

10.36	Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated December 2, 2010 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.76 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).

10.37	Third Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated August 11, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.77 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).

10.38	Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.39	First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.79 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.40	Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.80 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.41	Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.81 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.42	Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.43	First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.83 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.44	Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.84 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.45	Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.46	Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.47	Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.48	Letter Renewal of the Branded Product Supply & Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP, dated March 26, 2013 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2013).

10.49	Fifth Amendment to Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.50	Fourth Amendment to Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.51	Amended and Restated Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.52	Amended and Restated Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.53	Side Letter to Amended and Restated Master Conversion Agreement and Amended and Restated Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

10.54	Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated December 31, 2012 as amended by the Rider to the Branded Jobber Contract dated January 7, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2012).

12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio (filed as Exhibit 12.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

23.1	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

31.3	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.INS	XBRL Instance Document (filed as Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.SCH	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (filed as Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
†	Pursuant to Regulation S-K, Item 601(b)(2), the exhibits and schedules have not been filed. The Pantry, Inc. agrees to furnish supplementally a copy of any omitted Exhibit or schedule to the Securities and Exchange Commission upon request, provided; however, The Pantry, Inc. may request confidential treatment of omitted items.