Form 10-Q
period 2013-12-26
PANTRY INC
filed 2014-01-30
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2013
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	23,468,045 SHARES
(Class)	(Outstanding at January 23, 2014)

THE PANTRY, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE PANTRY, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)
(in thousands, except par value and shares)	December 26, 2013	September 26, 2013
ASSETS
Current assets:
Cash and cash equivalents	$32,506	$57,168
Receivables	58,750	64,936
Inventories	134,128	132,229
Prepaid expenses and other current assets	18,481	19,120
Deferred income taxes	16,874	18,698
Total current assets	260,739	292,151
Property and equipment, net	896,916	902,796
Other assets:
Goodwill and other intangible assets	440,891	440,982
Other noncurrent assets	80,628	79,297
Total other assets	521,519	520,279
TOTAL ASSETS	$1,679,174	$1,715,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,550	$2,550
Current maturities of lease finance obligations	10,998	11,018
Accounts payable	142,720	153,693
Accrued compensation and related taxes	11,384	10,315
Other accrued taxes	17,469	26,207
Self-insurance reserves	30,935	30,700
Other accrued liabilities	43,075	47,178
Total current liabilities	259,131	281,661
Other liabilities:
Long-term debt	497,868	498,414
Lease finance obligations	430,692	434,022
Deferred income taxes	54,438	59,182
Deferred vendor rebates	9,283	10,152
Other noncurrent liabilities	109,121	108,096
Total other liabilities	1,101,402	1,109,866
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,483,566 and 23,556,291 issued and
outstanding at December 26, 2013 and September 26, 2013, respectively	235	236
Additional paid-in capital	218,900	218,911
Accumulated other comprehensive loss, net of deferred income taxes of $107 and $170 at December 26, 2013
and September 26, 2013, respectively	(168)	(266)
Retained earnings	99,674	104,818
Total shareholders’ equity	318,641	323,699
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,679,174	$1,715,226

See Notes to Condensed Financial Statements

THE PANTRY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	December 26, 2013	December 27, 2012
Revenues:
Merchandise	$440,780	$428,848
Fuel	1,363,299	1,486,359
Total revenues	1,804,079	1,915,207
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	293,001	281,955
Fuel cost of goods sold (exclusive of items shown separately below)	1,314,617	1,437,191
Store operating	128,069	123,276
General and administrative	25,977	23,886
Impairment charges	829	2,299
Depreciation and amortization	28,679	28,586
Total costs and operating expenses	1,791,172	1,897,193
Income from operations	12,907	18,014
Other expenses:
Interest expense	21,372	23,101
Total other expenses	21,372	23,101
Loss before income taxes	(8,465)	(5,087)
Income tax benefit	(3,321)	(2,030)
Net loss	$(5,144)	$(3,057)

Loss per share:
Basic	$(0.23)	$(0.14)
Diluted	$(0.23)	$(0.14)

See Notes to Condensed Financial Statements

THE PANTRY, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(in thousands)	December 26, 2013	December 27, 2012
Net loss	$(5,144)	$(3,057)
Other comprehensive loss, net of tax:
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreements, net of deferred income taxes of $(63) and $(62), respectively	98	98
Comprehensive loss	$(5,046)	$(2,959)

See Notes to Condensed Financial Statements

THE PANTRY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	December 26, 2013	December 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,144)	$(3,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,679	28,586
Impairment charges	829	2,299
Amortization of debt discount	91	515
Provision for deferred income taxes	(2,983)	(2,002)
Stock-based compensation expense	924	852
Other	1,313	834
Changes in operating assets and liabilities:
Receivables	5,787	13,442
Inventories	(1,898)	5,828
Prepaid expenses and other current assets	448	(553)
Accounts payable	(10,973)	(17,180)
Other current liabilities and accrued liabilities	(5,272)	(11,452)
Other noncurrent assets and liabilities, net	(1,168)	(1,093)
Net cash provided by operating activities	10,633	17,019
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(31,748)	(20,549)
Proceeds from sales of property and equipment	2,003	2,038
Other	—	141
Net cash used in investing activities	(29,745)	(18,370)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(638)	(61,316)
Repayments of lease finance obligations	(4,511)	(2,100)
Other	(401)	(43)
Net cash used in financing activities	(5,550)	(63,459)
Net decrease in cash and cash equivalents	(24,662)	(64,810)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,168	89,175
CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,506	$24,365
Cash paid during the period:
Interest	$16,962	$17,701
Income taxes received, net	$(51)	$(389)
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$415	$420
Accrued purchases of property and equipment	$10,705	$12,490

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The Pantry

As of December 26, 2013, we operated 1,538 convenience stores primarily in the southeastern United States. Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of December 26, 2013, we operated 223 quick service restaurants and 252 of our stores included car wash facilities. Self-service fuel is sold at 1,526 locations, of which 1,024 sell fuel under major oil company brand names including BP® Products North America, Inc. ("BP"), CITGO®, ConocoPhillips®, ExxonMobil®, Marathon® Petroleum Company, LLC ("Marathon"), Shell® and Valero®.

References in this report to "the Company," "Pantry," "The Pantry," "we," "us" and "our" refer to The Pantry, Inc.

Unaudited Condensed Financial Statements

The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed financial statements have been prepared from the accounting records and all amounts as of December 26, 2013 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The condensed financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2013.

Our results of operations for the three months ended December 26, 2013 and December 27, 2012 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher sales volumes during the summer months than during the winter months.

References in this report to "fiscal 2014" refer to our current fiscal year, which ends on September 25, 2014, references to "fiscal 2013" refer to our prior fiscal year, which ended September 26, 2013, and references to "fiscal 2012" refer to our fiscal year, which ended September 27, 2012, all of which are 52 week years.

Excise and Other Taxes

We pay federal and state excise taxes on petroleum products. Fuel revenues and cost of goods sold included excise and other taxes of approximately $195.3 million and $204.7 million for the three months ended December 26, 2013 and December 27, 2012, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through fuel cost of goods sold ratably over the fiscal year, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of December 26, 2013 and December 27, 2012, we have increased inventory by capitalizing fuel expansion variances of approximately $2.6 million and $3.1 million, respectively. At the end of any fiscal year, the entire variance is absorbed into fuel cost of goods sold.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new standard is effective for fiscal years beginning after December 15, 2013, with early adoption permitted, and may be applied either retrospectively or on a prospective basis to all unrecognized tax benefits that exist at the adoption date. We are currently assessing the impact this ASU will have on our financial position, results of operations and cash flows.

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

In accordance with our policy, we are in the process of performing our annual goodwill impairment assessment as of January 23, 2014 and we will complete our step one of the goodwill impairment test in the second quarter of fiscal 2014. We operate as one reporting unit and as of our annual testing date, our market capitalization was greater than our book value. If our book value exceeds our fair value we will proceed to step two of the goodwill impairment test to determine the amount of the impairment, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the annual testing date. If we are required to perform step two of the goodwill impairment test it may result in impairment of goodwill that could have a material impact on our financial statements.

All of our intangible assets have finite lives and are amortized over their estimated useful lives using the straight-line method. We review our intangible assets for impairment whenever events or circumstances indicate that it is more likely than not that fair value of the asset is below its carrying amount.

No impairment charges related to goodwill and intangible assets were recognized in the first quarter of fiscal 2014 and fiscal 2013.

The following table reflects goodwill and other intangible asset balances for the periods presented:

(in thousands)	December 26, 2013				September 26, 2013
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Unamortized
Goodwill	N/A	$436,102	N/A	$436,102	N/A	$436,102	N/A	$436,102
Amortized
Customer agreements	13.3	1,356	(945)	411	13.3	1,356	(923)	433
Non-compete agreements	32.8	7,974	(3,596)	4,378	32.8	7,974	(3,527)	4,447
		$9,330	$(4,541)	$4,789		$9,330	$(4,450)	$4,880
Total goodwill and other intangible assets		$445,432	$(4,541)	$440,891		$445,432	$(4,450)	$440,982

NOTE 3 – IMPAIRMENT CHARGES

The following table reflects asset impairment charges for the periods presented:

	Three Months Ended
(in thousands)	December 26, 2013	December 27, 2012
Operating stores	$742	$1,375
Surplus properties	87	924
Total impairment charges	$829	$2,299

Operating Stores.  We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We compared the carrying amount of these operating store assets to their estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. We recorded impairment charges related to operating stores detailed in the table above. There were no operating stores classified as held for sale as of December 26, 2013 and September 26, 2013.

Surplus Properties.  We test our surplus properties for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Periodically management determines that certain surplus properties should be classified as held for sale because of a change in facts and circumstances, including increased marketing and bid activity. We estimate the fair value of these and other surplus properties where events or changes in circumstances indicated, based on marketing and bid activity, that the carrying amount of the assets may not be recoverable. Based on these estimates, we determined that the carrying values of certain properties exceeded fair value resulting in the impairment charges detailed above. Surplus properties classified as held for sale and included in prepaid expenses and other current assets on our Condensed Balance Sheets were $4.5 million and $4.7 million as of December 26, 2013 and September 26, 2013, respectively.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in impairment that could have a material impact on our financial statements.

Refer to Note 9, Fair Value Measurements, for additional information regarding the determination of fair value.

NOTE 4 - DEBT

Long-term debt consisted of the following:

(in thousands)	December 26, 2013	September 26, 2013

Senior secured term loan	$252,450	$253,087
Senior unsecured notes	250,000	250,000
Total long-term debt	502,450	503,087
Less—current maturities	(2,550)	(2,550)
Less—unamortized debt discount on senior unsecured notes	(2,032)	(2,123)
Long-term debt, net of current maturities and unamortized debt discount	$497,868	$498,414

We are party to the Fourth Amended and Restated Credit Agreement, as amended, which provides for a $480.0 million senior secured credit facility ("credit facility"). Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255.0 million senior secured term loan which matures in 2019. In addition, the credit facility provides for the ability to incur additional term loans and increases in the secured revolving credit facility in an aggregate principal amount of up to $200.0 million provided certain conditions are satisfied. The interest rate on borrowings under the revolving credit facility is dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 450 basis points. Our current interest rate under the revolving credit facility is LIBOR plus 425 basis points with an unused commitment fee of 50 basis points. The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 375 basis points, with a LIBOR floor of 100 basis points. Based on our current leverage ratio, the interest rate is LIBOR plus 375 basis points with a LIBOR floor of 100 basis points.

Our credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries (of which we currently have none). Our credit facility contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio (as defined in our credit agreement). Additionally, our credit facility contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. If we are able to satisfy a leverage ratio incurrence test and no default under our credit facility is continuing or would result therefrom, we are permitted under the credit facility to pay dividends in an aggregate amount not to exceed $35.0 million per fiscal year, plus the sum of (i) any unused amount from preceding years beginning with fiscal year 2012 and (ii) the amount of excess cash flow, if any, not required to be utilized to prepay outstanding amounts under our credit facility for the previous fiscal year. As of December 26, 2013, we were in compliance with all covenants and restrictions.

In addition, a change of control of our company, which includes among other things, the majority of the directors on our Board consisting of new directors whose nomination was not recommended by a majority of our current directors, a person acquiring beneficial ownership of a certain amount of our equity securities or a change of control occurring under the indenture governing our senior unsecured notes, would constitute an event of default, upon which, the lenders holding a majority of the outstanding term loans and revolving credit commitments under the credit facility would be able to accelerate any unpaid loan amounts requiring us to immediately repay all such amounts (plus accrued interest to the date of repayment).

As of December 26, 2013, we had approximately $83.6 million of standby letters of credit issued under the credit facility. We had approximately $141.4 million in available borrowing capacity under the revolving credit facility, of which $76.4 million was available for the issuances of letters of credit. The standby letters of credit primarily relate to self-insurance programs, vendor contracts and regulatory requirements.

We have outstanding $250.0 million of 8.375% senior unsecured notes ("senior notes") maturing in 2020. Interest on the senior notes is payable semi-annually in February and August of each year until maturity. If a change of control occurs under the indenture governing our senior notes, which includes among other things, the majority of the directors on our Board consisting of new directors whose election or nomination for election was not approved by a majority of our current directors, a person acquiring beneficial ownership of a certain amount of our equity securities, certain mergers or consolidations, and the sale of all or substantially all of our assets, we must give holders of the senior notes an opportunity to sell their senior notes to us at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest, if any, to the purchase date, subject to certain conditions. Failure to make or comply with the repurchase offer would be an event of default under the indenture governing our senior notes, which would also trigger a cross-default under our credit facility. Additionally, an event of default under our credit facility that results in the acceleration of indebtedness thereunder would result in an event of default under the indenture governing our senior notes. Upon an event of default under the indenture governing our senior notes, the requisite noteholders would be able to accelerate and require us to immediately repay all unpaid senior unsecured note amounts (plus accrued interest to the date of repayment).

The indenture governing our senior notes contains restrictive covenants that are similar to those contained in our credit facility. If we are able to satisfy a fixed charge coverage ratio incurrence test and no default under our indenture is continuing or would result therefrom, we are permitted to pay dividends, subject to certain exceptions and qualifications, not exceeding 50% of our consolidated net income (as defined in our indenture) from June 29, 2012 to the end of our most recently ended fiscal quarter, plus proceeds received from certain equity issuances and returns or dispositions of certain investments made from August 3, 2012, less the aggregate amount of dividends or other restricted payments made under this provision and the amount of certain other restricted payments that our indenture permits us to make. Notwithstanding the indenture provision described in the prior sentence, so long as no default under our indenture is continuing or would result therefrom, we are permitted to pay dividends in an aggregate amount not to exceed $20.0 million since August 3, 2012. Based on our current fixed charge coverage ratio incurrence test we are not permitted to pay dividends. We do not expect to pay dividends in the foreseeable future.

As of December 26, 2013, the maximum total adjusted leverage ratio (generally the ratio of our consolidated debt to specified earnings) decreased from 6.25 to 6.0. During the first quarter of fiscal 2014, we entered into the Second Amendment (the "Amendment") to the Fourth Amended and Restated Credit Agreement. The Amendment extends the date on which the required minimum consolidated interest coverage ratio increases from 2.0 to 1.0 to 2.25 to 1.0 from the end of the first quarter of fiscal 2014 to the end of the fourth quarter of fiscal 2014.

As of December 26, 2013, we were in compliance with all covenants and restrictions. Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit agreement governing our credit facility, including financial and negative covenants.

The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 9, Fair Value
Measurements.

The remaining principal payments of our long-term debt as of December 26, 2013 are as follows:

(in thousands)
Fiscal year
2014	$1,913
2015	2,550
2016	2,550
2017	2,550
2018	2,550
Later years	490,337
Total principal payments	$502,450

NOTE 5 – STOCK-BASED COMPENSATION
We account for stock-based compensation by estimating the fair value of stock options using the Black-Scholes option pricing model. Restricted stock awards and restricted stock units (collectively time-based restricted stock) and performance-based restricted stock are valued at the market price of a share of our common stock on the date of grant. We recognize this fair value as an expense in our Condensed Statements of Operations over the requisite service period using the straight-line method. We adjust the expense recognized on performance-based restricted stock based on the probability of achieving performance metrics.

Stock-based compensation grants, for the periods presented are as follows:

	Three Months Ended
(in thousands)	December 26, 2013	December 27, 2012
Shares granted
Stock options	121	153
Time-based restricted stock	96	197
Performance-based restricted stock	191	238
Total shares granted	408	588

Fair value of shares granted
Stock options	$547	$517
Time-based restricted stock	1,528	2,244
Performance-based restricted stock	3,033	2,719
Total fair value of shares granted	$5,108	$5,480

The components of stock-based compensation expense included in general and administrative expenses in our Condensed Statements of Operations for the periods presented are as follows:

	Three Months Ended
(in thousands)	December 26, 2013	December 27, 2012
Stock options	$128	$113
Time-based restricted stock	761	692
Performance-based restricted stock	35	47
Total stock-based compensation expense	$924	$852

NOTE 6 - INTEREST EXPENSE

The components of interest expense for the periods presented are as follows:

	Three Months Ended
(in thousands)	December 26, 2013	December 27, 2012
Interest on long-term debt, including amortization of deferred financing costs	$9,933	$11,058
Interest on lease finance obligations	10,988	11,143
Amortization of terminated interest rate swaps	161	161
Amortization of debt discount	91	515
Miscellaneous	199	224
Interest expense	$21,372	$23,101

NOTE 7 - LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares available to common shareholders. Diluted loss per share is computed on the basis of the weighted-average number of common shares available to common shareholders, plus the effect of unvested restricted stock and stock options using the "treasury stock" method.

Stock options and restricted stock representing 1.3 million and 1.8 million shares for the three months ended December 26, 2013 and December 27, 2012, respectively, were anti-dilutive and were not included in the diluted loss per share calculation. In periods in which a net loss is incurred, no common stock equivalents are included since they are anti-dilutive. As such, all stock options and restricted stock outstanding are excluded from the computation of diluted loss per share in those periods.
The following table reflects the calculation of basic and diluted loss per share for the periods presented:

	Three Months Ended
(in thousands, except per share data)	December 26, 2013	December 27, 2012
Net loss	$(5,144)	$(3,057)
Loss per share—basic:
Weighted-average shares outstanding	22,791	22,615
Loss per share—basic	$(0.23)	$(0.14)
Loss per share—diluted:
Weighted-average shares outstanding	22,791	22,615
Weighted-average potential dilutive shares outstanding	—	—
Weighted-average shares and potential dilutive shares outstanding	22,791	22,615
Loss per share—diluted	$(0.23)	$(0.14)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of December 26, 2013, we were contingently liable for outstanding letters of credit in the amount of approximately $83.6 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

On May 28, 2010, in a lawsuit in which we are not a party, the Court granted the Kansas Plaintiffs’ Motion for Class Certification as to liability and injunctive relief pursuant to Rule 23(b)(2) but declined to certify a class for damages at that time. The Kansas Defendants sought permission to appeal that decision to the Tenth Circuit in June 2010, and that request was denied on August 31, 2010. On November 21, 2011, the Kansas Defendants filed a motion to decertify the Kansas classes in light of a new favorable United States Supreme Court decision. On January 19, 2012, the MDL judge denied the Defendants’ motion to decertify and, construing Plaintiffs response as a motion to redefine the classes and for class certification under Rules 23(b)(3) and (c)(4), granted the Plaintiffs’ motion as to the liability and injunctive relief aspects of Plaintiffs’ claims. The Kansas Defendants again sought a Rule 23(f) appeal which the Tenth Circuit denied on March 12, 2012. On September 24, 2012, the jury in the Kansas case returned a verdict in favor of defendants, finding that defendants did not violate Kansas law by willfully failing to disclose temperature and its effect on the energy content of motor fuel. On October 3, 2012 the judge in the Kansas case also ruled that defendants’ practice of selling motor fuel without disclosing temperature or disclosing the effect of temperature was not unconscionable under Kansas law. On April 5, 2013 and April 9, 2013, the judge granted class certification to plaintiffs on the liability and injunctive relief aspects of their claims against the nonsettling defendants in the cases filed in California. On August 14, 2013, the Court granted summary judgment in favor of the defendants in the California cases. We are not a defendant in the California cases. On October 9, 2013, at the invitation of the Court, defendants and plaintiffs filed a joint suggested remand and final MDL pretrial order for all the Non-California cases.

In the course of this litigation, the defendants in the Kansas case won a unanimous defense verdict and the defendants in the California cases won on summary judgment, notwithstanding the Court’s granting class certification as described above.

In January 2014, Plaintiffs offered to voluntarily dismiss with prejudice each of the cases to which we are a party without any payment or other consideration from us. We are currently evaluating the offer and the parties are discussing the dismissal documents. The Pantry anticipates that the dismissal documents will likely be filed by the end of January 2014.

At this stage of proceedings, if the dismissals with prejudice are not filed, losses are reasonably possible, however, we cannot estimate our loss, range of loss or liability, if any, related to these lawsuits because there are a number of unknown facts and unresolved legal issues that will impact the amount of any potential liability, including, without limitation: (i) whether defendants are required, or even permitted under federal and state law, to sell retail motor fuel with reference to temperature adjustment or disclosure; (ii) the amounts and actual temperature of fuel purchased by plaintiffs; and (iii) whether or not class certification is proper in cases to which we are a party. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc. No. CV-9-P-2117-W). On September 9, 2010, a first amended complaint was filed adding Enger McConnell on behalf of herself and a putative class of similarly situated individuals. The plaintiffs seek class action status and allege that The Pantry included more information than is permitted on electronically printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g). The amended complaint alleges that: (i) plaintiff Patrick Amason seeks to represent a subclass of those class members as to whom we printed receipts containing the first four and last four digits of their credit and/or debit card numbers; and (ii) plaintiff Enger McConnell seeks to represent a subclass of those class members as to whom we printed receipts containing all digits of their credit and/or debit card numbers. The plaintiffs seek an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice. On July 25, 2011, the court denied the plaintiffs’ initial motion for class certification but granted the plaintiffs the right to file an amended motion. On October 3, 2011, plaintiff filed an amended motion for class certification seeking to certify two classes. The first purported class, represented by Mr. Amason, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by us from June 4, 2009 through the date of the final judgment in the action; (B) where the transaction was in a Company store located in the State of Alabama; and (C) in connection with the transaction, a receipt was printed by Retalix software containing the first four and last four digits of the credit/debit card number on the receipt provided to the customer. The second purported class, represented by Ms. McConnell, consists of (A) all natural persons whose credit and/or debit card was used at an in-store point of sale owned or operated by us from June 1, 2009 through the date of the final judgment in the action; and (B) in connection with the transaction, a receipt was printed containing all of the digits of the credit/debit card numbers on the receipt provided to the customer. We opposed the plaintiffs’ motion for class certification and moved to dismiss the plaintiffs’ claims on the basis that the plaintiffs lack standing. On March 11, 2013, the court denied our Motion to Dismiss For Lack of Standing and certified the issue for interlocutory appeal to the United States Court of Appeals for the 11th Circuit. We filed a petition with the 11th Circuit to take up the appeal of our Motion to Dismiss at this juncture, rather than at the end of the case and on June 20, 2013, the 11th Circuit granted our petition.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 26, 2013, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

As of December 26, 2013, environmental liabilities of approximately $5.2 million and $67.5 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 26, 2013, environmental liabilities of approximately $5.2 million and $66.2 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental liabilities represent our estimates for future expenditures for remediation associated with 583 and 582 known contaminated sites as of December 26, 2013 and September 26, 2013, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $65.0 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $7.7 million for remediation.

As of December 26, 2013, anticipated reimbursements of $2.1 million are recorded as current receivables and $65.0 million are recorded as other noncurrent assets related to all sites. As of September 26, 2013, anticipated reimbursements of $2.4 million are recorded as current receivables and $63.6 million are recorded as other noncurrent assets. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental liabilities have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of services can be reliably estimated is discounted at 6.5% to determine the reserve.

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

As of December 26, 2013 and September 26, 2013, there are 146 and 147 sites, respectively, identified as contaminated that are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. These sites are not included in our environmental liabilities. Additionally, we are awaiting closure notices on several other locations that will release us from responsibility related to known contamination at those sites. These sites continue to be considered in our environmental liabilities until a final closure notice is received.

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of December 26, 2013, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $700 thousand and $9.3 million, respectively. As of September 26, 2013, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $1.3 million and $10.2 million, respectively.

We purchase over 50% of our general merchandise from a single wholesaler, McLane Company, Inc. ("McLane"). Our arrangement with McLane is governed by a distribution service agreement which expires in December 2014.

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2014 to 2019 as of December 26, 2013. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased. Therefore, the contractual obligation we must reimburse the respective oil company if we default may be different than the unamortized balance recorded as deferred vendor rebates.

Fuel Contractual Contingencies

Our Product Supply Agreement, Guaranteed Supply Agreement and Master Conversion Agreement with Marathon provides for Marathon to supply, and us to purchase, certain minimum amounts of motor fuel for our specified convenience store locations. Subject to certain adjustments, Marathon may terminate the agreements if we do not purchase a minimum volume of a combination of Marathon branded and unbranded gasoline and distillates annually. Based on current forecasts, we anticipate attaining the annual minimum fuel requirements. If we fail to purchase the annual minimum amounts, Marathon is entitled to receive the unamortized balance of the investment provided for under the Master Conversion Agreement.

Our Branded Jobber Contract with BP provides for BP to supply, and us to purchase, certain minimum amounts of motor fuel for our specified convenience store locations. Our obligation to purchase a minimum volume of BP branded fuel is measured each year over a one-year period during the remaining term of the agreement. Subject to certain adjustments, in any year in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP two cents per gallon times the difference between the actual volume of BP branded product purchased and the minimum volume requirement. Based on current forecasts, we anticipate attaining the minimum volume requirements for the one-year period ending December 31, 2014. The Agreement expires on December 31, 2019.

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
Our financial instruments not measured at fair value on a recurring basis includes cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. We believe the fair value determination of these short-term financial instruments is a level 1 measure. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The fair value of our indebtedness was approximately $520.9 million and $522.5 million as of December 26, 2013 and September 26, 2013, respectively. We believe the fair value determination of long-term debt is a Level 2 measure.

Significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition included long-lived tangible assets as described in Note 3, Impairment Charges.

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

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values as of the three months ended December 26, 2013 and December 27, 2012, respectively.

	Three Months Ended
	December 26, 2013		December 27, 2012
(in thousands)	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties
Non-recurring basis
Fair value measurement	$530	$512	$2,524	$3,119
Carrying amount	1,272	599	3,899	4,043
Realized loss	$(742)	$(87)	$(1,375)	$(924)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 26, 2013.

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as "believe," "plan," "expect," "anticipate," "will," "may," "intend," "outlook," "target", "forecast," "goal," "guidance" or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated financial performance, projected costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies, the ability to divest non-core assets, and expectations regarding remodeling, re-branding, re-imaging or otherwise converting our stores or opening new stores are forward-looking statements, as are our statements relating to our anticipated liquidity, financial position and compliance with our covenants under our credit and other agreements, our pricing and merchandising strategies and their anticipated impact and our intentions with respect to acquisitions, the construction of new stores, including additional quick service restaurants, and the remodeling of our existing stores. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, fuel stations and other non-traditional retailers located in our markets;

•	Enhancing our operating performance through in-store initiatives and our store remodel program;

•	Realizing the expected benefits from our fuel supply agreements, including our ability to satisfy minimum fuel provisions;

•	Financial difficulties of suppliers, including our principal suppliers of fuel and merchandise, and their ability to continue to supply our stores;

•	Volatility in domestic and global petroleum and fuel markets;

•	Political conditions in oil producing regions and global demand;

•	Changes in credit card expenses;

•	Changes in economic conditions generally and in the markets we serve;

•	Consumer behavior, travel and tourism trends;

•	Legal, technological, political and scientific developments regarding climate change;

•	Wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;

•	Federal and state regulation of tobacco products;

•	Unfavorable weather conditions, the impact of climate change or other trends or developments in the southeastern United States;

•	Inability to identify, acquire and integrate new stores or to divest our non-core stores to qualified buyers or operators on acceptable terms;

•	Financial leverage and debt covenants, including increases in interest rates;

•	Our ability to identify suitable acquisition targets and to take advantage of expected synergies in connection with acquisitions;

•	Federal and state environmental, tobacco and other laws and regulations;

•	Dependence on one principal supplier for merchandise and three principal suppliers for fuel;

•	Dependence on senior management;

•	Litigation risks, including with respect to food quality, health and other related issues;

•	Inability to maintain an effective system of internal control over financial reporting;

•	Disruption of our information technology systems or a failure to protect sensitive customer, employee or vendor data;

•	Risks associated with proxy contests conducted by dissident stockholders;

•	Inability to effectively implement our store improvement strategies; and

•	Other unforeseen factors.

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

Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of January 30, 2014. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are a leading independently operated convenience store chain in the southeastern United States. As of December 26, 2013, we operated 1,538 stores in 13 states primarily under the Kangaroo Express® operating banner. All but our smallest stores offer a wide selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

Business Strategy

Our strategy is to grow revenue and profitability by focusing  on prioritizing our markets and improving the stores within those markets. We then remodel stores, selectively open  new stores and restaurants  and acquire stores. In addition we have seven initiatives designed to improve the performance of our company. This strategy is intended to allow us to reinvest in our business and maintain sufficient liquidity and financial flexibility. Our initiatives are as follows:

•	Invest in the development of the best and most energized people;

•	Increase merchandise sales and gross margin with targeted merchandising and foodservice initiatives;

•	Optimize fuel gallons sold and fuel margin;

•	Reduce our corporate general administrative, and store operating expenses as a percent of revenue;

•	Generate strong operating cash flow to reinvest in our business and reduce our leverage;

•	Divest underperforming store assets and non-productive surplus properties; and

•	Utilize technology throughout the business to improve the customer experience, our performance, and our people.

Executive Overview

Our net loss for the first quarter of fiscal 2014 was $5.1 million, or $0.23 per share, compared to $3.1 million, or $0.14 per share, in the first quarter of fiscal 2013. Adjusted EBITDA for the first quarter of fiscal 2014 was $42.4 million, a decrease of $6.5 million, or 13.3% from the first quarter of fiscal 2013. For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended December 26, 2013 Compared to the Three Months Ended December 27, 2012.

During the first quarter of fiscal 2014, comparable store merchandise revenue increased 3.5%, driven primarily by a 4.1% increase in sales per customer. Comparable store merchandise revenue increased 5.4% excluding the impact of cigarettes. Comparable store retail fuel gallons sold declined 4.0% during the first quarter of fiscal 2014 while our retail fuel margin per gallon improved to 11.8 cents in the first quarter of fiscal 2014 from 11.4 cents in the first quarter of fiscal 2013.

We remained focused on upgrading our store base in the first quarter of fiscal 2014 as we completed 28 remodels, opened one new store and four quick service restaurants. For the remainder of fiscal 2014 we plan to continue to execute on our merchandising programs as well as balancing our fuel profitability and volumes throughout our store portfolio. In addition we intend to continue to strengthen our position in our key markets through our facilities program including remodels, opening new stores and quick service restaurants. We may also look to enhance our density in these key markets through disciplined acquisitions of individual stores or chains of stores.

During the first quarter of fiscal 2014, JCP Investment Partnership, LP (“JCP”), delivered a notice of intent to nominate individuals to our board of directors at the 2014 Annual Meeting of Stockholders scheduled for March 13, 2014 (the “Annual Meeting”). After discussion between management and certain of our directors and representatives of JCP, our Corporate Governance and Nominating Committee reviewed four individuals put forward by JCP and determined that they should not be nominated to our Board. Subsequent to the first quarter of fiscal 2014, JCP and Lone Star Value Management, LLC (“Lone Star,” together with JCP, the “JCP Group”), announced publicly their intent to nominate three individuals to our board of directors at the Annual Meeting.

Market and Industry Trends

Wholesale fuel costs, as measured by the Gulf Spot price, were volatile during the first quarter of fiscal 2014. Wholesale fuel costs fluctuated within a range of approximately $0.38 throughout the quarter with a low on November 5, 2013 of $2.28 and a high on November 21, 2013 of $2.66. In comparison, wholesale fuel costs declined steadily throughout the first quarter of fiscal 2013 before a dramatic rise in the last few weeks of the quarter. These changes in wholesale fuel costs yielded a retail margin per gallon of 11.8 cents in the first quarter of fiscal 2014 compared to 11.4 cents in the same period of fiscal 2013. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience higher fuel margins when the cost of fuel is declining gradually over a longer period and lower fuel margins when the cost of fuel is increasing or more volatile over a shorter period of time.

Results of Operations

The table below provides a summary of our selected financial data for the three months ended December 26, 2013 and December 27, 2012:

	Three Months Ended
(in thousands, except per gallon and store count data)	December 26, 2013	December 27, 2012	Percent Change
Merchandise data:
Merchandise revenue	$440,780	$428,848	2.8%
Merchandise gross profit (1)	$147,779	$146,893	0.6%
Merchandise margin	33.5%	34.3%	N/A
Fuel data:
Financial data:
Fuel revenue	$1,363,299	$1,486,359	(8.3)%
Fuel gross profit (1)(2)	$48,682	$49,168	(1.0)%
Retail fuel data:
Gallons (in millions)	408.7	427.0	(4.3)%
Margin per gallon (2)	$0.118	$0.114	3.5%
Retail price per gallon	$3.28	$3.42	(4.1)%
Financial data:
Store operating expenses	$128,069	$123,276	3.9%
General and administrative expenses	$25,977	$23,886	8.8%
Impairment charges	$829	$2,299	(63.9)%
Depreciation and amortization	$28,679	$28,586	0.3%
Interest expense	$21,372	$23,101	(7.5)%
Income tax benefit	$(3,321)	$(2,030)	63.6%
Adjusted EBITDA (3)	$42,415	$48,899	(13.3)%
Comparable store data (4):
Merchandise sales increase (%)	3.5%	2.2%	N/A
Merchandise sales increase	$14,721	$9,240	59.3%
Retail fuel gallons decrease (%)	(4.0)%	(4.8)%	N/A
Retail fuel gallons decrease	(16,961)	(21,361)	(20.6)%
Number of stores:
End of period	1,538	1,572	(2.2)%
Weighted-average store count	1,544	1,574	(1.9)%

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

(2)
Fuel margin per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees and repairs and maintenance on fuel equipment. Fuel margin per gallon as presented may not be comparable to similarly titled measures reported by other companies.

(3)	For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended December 26, 2013 Compared to the Three Months Ended December 27, 2012.

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

Three Months Ended December 26, 2013 Compared to the Three Months Ended December 27, 2012

Merchandise Revenue and Gross Profit. Merchandise revenue in the first quarter of fiscal 2014 increased $11.9 million from the first quarter of fiscal 2013. Our comparable store merchandise revenue increased 3.5%, or $14.7 million driven by a 4.1% increase in merchandise revenue per customer. We experienced stronger comparable store merchandise revenue growth in other tobacco products and proprietary foodservice categories, while we continue to see declining comparable store sales in cigarettes. Our comparable store merchandise revenue increased 5.4% excluding the impact of cigarettes. Merchandise revenue also increased $2.5 million from the first quarter of fiscal 2013 as a result of new convenience store openings and acquisitions since the beginning of the first quarter of fiscal 2013. These increases were partially offset by lost merchandise revenue from stores closed or converted to dealer operations since the beginning of the first quarter of fiscal 2013 of $4.9 million.

Our merchandise gross profit increased $887 thousand or 0.6% from the first quarter of fiscal 2013 as a result of the increase in merchandise revenues. The impact from increased merchandise revenues was partially offset by the decline in merchandise margin to 33.5% from 34.3% in the first quarter of fiscal 2013, which was driven by sales mix and more competitive pricing. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons and Gross Profit. Fuel revenue in the first quarter of fiscal 2014 decreased $123.1 million, or 8.3% as a result of the decrease in retail fuel gallons sold for the first quarter of fiscal 2014 of 4.3%, or 18.3 million gallons compared to the first quarter of fiscal 2013 and a decline in our average retail fuel prices of 4.1% to $3.28 in the first quarter of fiscal 2014 from $3.42 in the first quarter of fiscal 2013. The decline in retail fuel gallons sold is primarily attributable to a 4.0%, or 17.0 million gallon decline in comparable store retail fuel gallons sold. We believe lower consumer retail fuel demand contributed to our decline in comparable store retail fuel gallons sold during the first quarter of fiscal 2014.

Fuel gross profit remained relatively consistent, declining $487 thousand or 1.0% as the decline in retail fuel gallons sold of 4.3% was nearly offset by an increase in our retail margin per gallon to 11.8 cents in the first quarter of fiscal 2014 from 11.4 cents in the first quarter of fiscal 2013. Retail margin per gallon in the first quarter of fiscal 2013 was negatively impacted by rising wholesale fuel costs in the last few weeks of the quarter, as measured by the Gulf Spot price. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.6 cents and 6.8 cents per retail gallon for the three months ended December 26, 2013 and December 27, 2012, respectively.

Store Operating. Store operating expenses for the first quarter of fiscal 2014 increased $4.8 million, or 3.9%, from the first quarter of fiscal 2013. The increase is primarily due to higher facilities costs from remodel related maintenance and non-capital equipment expenditures.  We also experienced increased store labor and training costs as we added additional part time employees to address staffing needs in preparation for the Affordable Care Act.

General and Administrative. General and administrative expenses for the first quarter of fiscal 2014 increased $2.1 million or 8.8% from the first quarter of fiscal 2013. The increase is driven by gains recognized in the first quarter of fiscal 2013 from condemnation proceeds that did not repeat in the first quarter of fiscal 2014 and higher incentive compensation costs tied to financial performance targets.

Impairment Charges. We recorded impairment charges related to operating stores and surplus properties of $829 thousand and $2.3 million for the three months ended December 26, 2013 and December 27, 2012, respectively, as a result of changes in expected cash flows at certain operating stores and management determining that certain facts and circumstances changed regarding specific surplus properties. See Note 3, Impairment Charges and Note 9, Fair Value Measurements in Part I, Item 1, Financial Statements, Notes to Condensed Financial Statements.

Interest Expense. Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations. Interest expense for the first quarter of fiscal 2014 was $21.4 million compared to $23.1 million for the first quarter of fiscal 2013. The decrease is primarily due to lower interest rates on our term loan and lower average outstanding borrowings as a result of repaying $61.3 million of outstanding convertible notes upon maturity in November 2012.

Income Tax Benefit. The change in income tax benefit was a result of the change in our pre-tax loss from the first quarter of fiscal 2014 to the first quarter of fiscal 2013. Our effective tax rate remained consistent and was 39.2% in the first quarter of fiscal 2014 compared to 39.9% in the first quarter of fiscal 2013.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, gain (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the first quarter of fiscal 2014 decreased $6.5 million, or 13.3%, from the first quarter of fiscal 2013. This decrease is primarily attributable to the increased store operating and general administrative expenses noted above.

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

Any measure that excludes interest expense, gain (loss) on extinguishment of debt, depreciation and amortization, impairment charges or income taxes has material limitations because we use debt and lease financing in order to finance our operations and acquisitions, we use capital and intangible assets in our business and the payment of income taxes is a necessary element of our operations. Due to these limitations, we use Adjusted EBITDA only in addition to and in conjunction with results and cash flows presented in accordance with GAAP. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

Because non-GAAP financial measures are not standardized, Adjusted EBITDA, as defined by us, may not be comparable to similarly titled measures reported by other companies. It therefore may not be possible to compare our use of Adjusted EBITDA with non-GAAP financial measures having the same or similar names used by other companies.

The following table contains a reconciliation of Adjusted EBITDA to net loss for the periods presented:

	Three Months Ended
(in thousands)	December 26, 2013	December 27, 2012
Adjusted EBITDA	$42,415	$48,899
Impairment charges	(829)	(2,299)
Interest expense	(21,372)	(23,101)
Depreciation and amortization	(28,679)	(28,586)
Income tax benefit	3,321	2,030
Net loss	$(5,144)	$(3,057)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities for the periods presented:

	Three Months Ended
(in thousands)	December 26, 2013	December 27, 2012
Adjusted EBITDA	$42,415	$48,899
Interest expense	(21,372)	(23,101)
Income tax benefit	3,321	2,030
Stock-based compensation expense	924	852
Changes in operating assets and liabilities	(13,076)	(11,008)
Benefit for deferred income taxes	(2,983)	(2,002)
Other	1,404	1,349
Net cash provided by operating activities	$10,633	$17,019
Net cash used in investing activities	$(29,745)	$(18,370)
Net cash used in financing activities	$(5,550)	$(63,459)

Liquidity and Capital Resources

	Three Months Ended
(in thousands)	December 26, 2013	December 27, 2012
Cash and cash equivalents at beginning of period	$57,168	$89,175
Net cash provided by operating activities	10,633	17,019
Net cash used in investing activities	(29,745)	(18,370)
Net cash used in financing activities	(5,550)	(63,459)
Cash and cash equivalents at end of period	$32,506	$24,365
Consolidated total adjusted leverage ratio (1)	5.56	5.28
Consolidated interest coverage ratio (1)	2.34	2.45

(1)	As defined by the senior credit facility agreement.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility to finance our operations, pay principal and interest on our debt and fund capital expenditures. We generally experience higher sales volumes during the summer months, and therefore our cash flow from operations tends to be higher during our third and fourth fiscal quarters. We had approximately $83.6 million of standby letters of credit issued under the facility as of December 26, 2013.

Cash Flows provided by Operating Activities. Cash provided by operating activities decreased to $10.6 million for the first three months of fiscal 2014 compared to $17.0 million for the first three months of fiscal 2013. The decrease in cash flow from operations is primarily due to a higher net loss in the first three months of fiscal 2014 compared to the first three months of fiscal 2013, as well as the impact of non-cash impairment charges and changes in working capital. Changes in working capital used cash of $11.9 million in the first three months of fiscal 2014 compared to a use of cash of $9.9 million in the first three months of fiscal 2013. Changes in working capital tend to result in a use of cash in our first fiscal quarter due to the timing of property tax payments, incentive compensation programs and other operating expenses.

Cash Flows used in Investing Activities. Cash used in investing activities increased to $29.7 million for the first three months of fiscal 2014 compared to $18.4 million for the first three months of fiscal 2013. Capital expenditures for the first three months of fiscal 2014 were $31.7 million which was partially offset by proceeds from the sale of property and equipment of $2.0 million. Capital expenditures for the first three months of fiscal 2013 were $20.5 million which was partially offset by proceeds from the sale of property and equipment of $2.0 million. Capital expenditures primarily relate to store improvements, store equipment, new store development including quick service restaurants, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. The increase in capital expenditures in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 is primarily due to our store remodel and new store initiatives. The proceeds from the sale of property and equipment relate to our ongoing initiative to divest our under-performing store assets and non-productive surplus properties. We finance substantially all capital expenditures through cash flows from operations, asset dispositions and vendor reimbursements. We anticipate that capital expenditures for fiscal 2014 will be approximately $110.0 million.

Cash Flows used in Financing Activities. For the first three months of fiscal 2014, net cash used in financing activities was $5.6 million compared to $63.5 million for the first three months of fiscal 2013. During the first three months of fiscal 2013, we used available cash to repay the $61.3 million of outstanding convertible notes.

Sources of Liquidity

As of December 26, 2013, we had approximately $32.5 million in cash and cash equivalents and approximately $141.4 million in available borrowing capacity under our revolving credit facility, approximately $76.4 million of which was available for the issuances of letters of credit.

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

Our financing strategy is to maintain liquidity and access to capital markets while reducing our leverage. We expect to continue to have access to capital markets on both short and long-term bases when needed for liquidity purposes. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining our credit ratings. Our credit ratings and outlooks issued by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") as of December 26, 2013, are summarized below:

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

Capital Resources

Capital Expenditures

We anticipate spending approximately $110.0 million in capital expenditures during fiscal 2014. Our capital expenditures typically include store improvements, store equipment, new store development including quick service restaurants, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. Refer to Note 8, Commitments and Contingencies, of the Notes to Condensed Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information regarding our significant commitments.

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

The interest rate on borrowings under the senior secured revolving credit facility is dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 450 basis points. Our current interest rate under the revolving credit facility is LIBOR plus 425 basis points with an unused commitment fee of 50 basis points. The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 375 basis points, with a LIBOR floor of 100 basis points. Our current interest rate under the senior secured term loan is LIBOR (with a floor of 100 basis points) plus 375 basis points. Interest under the credit facility is paid on the last day of each LIBOR interest period, but no less than every three months.

Borrowings under our senior secured term loan are required to be paid in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount, with the remainder due on the maturity date. In addition, borrowings under our credit facility are required to be prepaid with: (a) 100% of the net cash proceeds of the issuance or incurrence of debt by the Company or any of its subsidiaries, subject to certain exceptions; (b) 100% of the net cash proceeds of all asset sales, insurance and condemnation recoveries and other asset dispositions by the Company or its subsidiaries, if any, subject to reinvestment provisions and certain other exceptions; and (c) to the extent the total leverage ratio is greater than 3.5 to 1.0 at the end of any fiscal year, the lesser of (i) 50% of excess cash flow during such fiscal year minus voluntary prepayments of our senior secured term loan or senior unsecured notes or (ii) the amount of prepayment necessary to lower the total leverage ratio to 3.5 to 1.0, after giving pro forma effect to such prepayment.

Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit agreement governing our credit facility, including financial and negative covenants.

The financial covenants under our credit facility currently include the following: (a) maximum total adjusted leverage ratio, which is the maximum ratio of debt (net of cash and cash equivalents in excess of $40.0 million) plus eight times rent expenses to EBITDAR (which represents EBITDA plus rental expenses for operating leases); and (b) minimum interest coverage ratio. The financial covenants apply to the Company and its subsidiaries, if any, on a consolidated basis (of which we currently have none).

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

In addition, a change of control of our company, which includes among other things, the majority of the directors on our Board consisting of new directors whose nomination was not recommended by a majority of our current directors, a person acquiring beneficial ownership of a certain amount of our equity securities or a change of control occurring under the indenture governing our senior unsecured notes, would constitute an event of default, upon which, the lenders holding a majority of the outstanding term loans and revolving credit commitments under the credit facility would be able to accelerate any unpaid loan amounts requiring us to immediately repay all such amounts (plus accrued interest to the date of repayment).

We have outstanding $250.0 million of 8.375% senior unsecured notes (“senior notes”) maturing in 2020. Interest on the notes is payable semiannually in February and August of each year until maturity. If a change of control occurs under the indenture governing our senior notes, which includes among other things, the majority of the directors on our Board consisting of new directors whose election or nomination for election was not approved by a majority of our current directors, a person acquiring beneficial ownership of a certain amount of our equity securities, certain mergers or consolidations, and the sale of all or substantially all of our assets, we must give holders of the senior notes an opportunity to sell their senior notes to us at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest, if any, to the purchase date, subject to certain conditions. Failure to make or comply with the repurchase offer would be an event of default under the indenture governing our senior notes, which would also trigger a cross-default under our credit facility. Additionally, an event of default under our credit facility that results in the acceleration of indebtedness thereunder would result in an event of default under the indenture governing our senior notes. Upon an event of default under the indenture governing our senior notes, the requisite noteholders would be able to accelerate and require us to immediately repay all unpaid senior unsecured note amounts (plus accrued interest to the date of repayment).

In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the senior notes at 100% of their principal amount, together with accrued and unpaid interest and additional interest, if any, to the date of purchase. Failure to make or comply with the repurchase offer would be an event of default under the indenture governing our senior notes, which would also trigger a cross-default under our credit facility.

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

As of December 26, 2013, we were in compliance with all covenants under our credit facility and senior notes.

If we default under our credit facility or the indenture governing our senior notes because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. Any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition, and we cannot assure you that we would be able to obtain a waiver of any such default, that we would have sufficient funds to repay all of the outstanding amounts, or that we would be able to obtain alternative financing to satisfy such obligations on commercially reasonable terms or at all.

As of December 26, 2013, the maximum total adjusted leverage ratio (generally the ratio of our consolidated debt to specified earnings) decreased from 6.25 to 6.0. During the first quarter of fiscal 2014, we entered into the Second Amendment (the "Amendment") to the Fourth Amended and Restated Credit Agreement. The Amendment extends the date on which the required minimum consolidated interest coverage ratio increases from 2.0 to 1.0 to 2.25 to 1.0 from the end of the first quarter of fiscal 2014 to the end of the fourth quarter of fiscal 2014. We believe that we will be able to continue to satisfy these ratios; however, certain factors could result in our failure to comply with our covenants.

We use capital leases and sale leaseback transactions to finance a portion of our stores. The net present value of our capital lease obligations and sale leaseback transactions are reflected in our Condensed Balance Sheets in lease finance obligations and current maturities of lease finance obligations.

Refer to Note 4, Debt, of the Notes to Condensed Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information on our debt obligations.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of fiscal 2013. Refer to our Annual Report on Form 10-K for the fiscal year ended September 26, 2013 for additional information regarding our contractual obligations and commercial commitments.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new standard is effective for fiscal years beginning after December 15, 2013, with early adoption permitted, and may be applied either retrospectively or on a prospective basis to all unrecognized tax benefits that exist at the adoption date. We are currently assessing the impact this ASU will have on our financial position, results of operations and cash flows.

Critical Accounting Policies

As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended September 26, 2013, we consider our policies on store closing and impairment charges, goodwill, asset retirement obligations, self-insurance reserves and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our financial statements. There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

As of December 26, 2013 and September 26, 2013, we had fixed-rate debt outstanding of $250.0 million and $250.0 million, respectively, and we had variable-rate debt outstanding of $252.5 million and $253.1 million, respectively. The following table presents the future principal cash flows and weighted-average interest rates by fiscal year on our existing long-term debt instruments based on rates in effect as of December 26, 2013. Fair values have been determined based on quoted market prices as of December 26, 2013.

	Expected Maturity Date
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$—	$—	$—	$—	$—	$250,000	$250,000	$265,625
Weighted-average interest rate	8.38%	8.38%	8.38%	8.38%	8.38%	8.38%
Long-term debt (variable rate)	$1,913	$2,550	$2,550	$2,550	$2,550	$240,337	$252,450	$255,290
Weighted-average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

At December 26, 2013 and September 26, 2013, the interest rate on approximately 50.0% of our debt was fixed by the nature of the obligation. The annualized effect of a one percentage point change in our floating rate debt obligations at December 26, 2013 would be an increase to interest expense of approximately $2.5 million.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

For a description of legal proceedings, see Note 8, Commitments and Contingencies - Legal and Regulatory Matters of the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors.

Except for the risk factors indicated below, there have been no material changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended September 26, 2013.

If we do not comply with the covenants and other terms in the credit agreement governing our senior credit facility and the indenture governing our senior notes or otherwise default under them, we may not have the funds necessary to pay all of our indebtedness that could become due.

The credit agreement governing our senior credit facility and the indenture governing our senior notes require us to comply with certain covenants. In particular, the credit agreement requires us to comply with certain financial covenants. As discussed under "Capital Resources", "Debt" included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, the financial covenants under our credit agreement changed as of the end of the first quarter of fiscal 2014. We believe that we will be able to continue to satisfy these covenants; however, certain factors could result in our inability to comply with our covenants. In the event we are unable to comply with our financial covenants, or our performance suggests an impending inability to comply, we would attempt to negotiate with our lenders to obtain loan modifications or, if necessary, waivers of compliance with required ratios under our senior credit facility. We cannot predict whether our lenders will provide loan modifications or waivers, what the terms of such modifications or waivers would be or what impact any such modifications or waivers might have on our liquidity, financial condition or results of operations, but depending on the results of such negotiation, the impact could be materially adverse.

In addition to the financial covenants under our credit agreement, our credit agreement and the indenture governing our senior notes contain additional affirmative and negative covenants, including restrictions on our ability to acquire and dispose of assets, engage in mergers or reorganizations, incur indebtedness, pay dividends or make investments or capital expenditures. A violation of any of our covenants could cause an event of default under our credit agreement and the indenture.

Finally, a change of control of our company, which for purposes of our credit agreement and the indenture includes, among other things, certain changes in the majority of the directors on our Board, would trigger certain provisions of those documents that could have a materially adverse effect on our business. Under our credit agreement, a change of control constitutes an event of default, upon which the lenders holding a majority of the outstanding term loans and revolving credit commitments under the credit facility would be able to accelerate any unpaid loan amounts requiring us to immediately repay all such amounts (plus accrued interest to the date of repayment). Under the indenture, a change of control would require us to offer to purchase all outstanding senior notes at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest, if any, to the purchase date, subject to certain conditions. Failure to make or comply with the purchase offer would be an event of default under the indenture, which would trigger a cross-default under our credit agreement. Additionally, an event of default under our credit agreement that results in the acceleration of indebtedness thereunder would result in an event of default under the indenture. Upon an event of default under the indenture, the requisite noteholders would be able to accelerate and require us to immediately repay all unpaid senior note amounts (plus accrued interest to the date of repayment).

If we default on the credit agreement or the indenture because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. Any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition, and we cannot assure you that we would be able to obtain a waiver of any such default, that we would have sufficient funds to repay all of the outstanding amounts, or that we would be able to obtain alternative financing to satisfy such obligations on commercially reasonable terms or at all.

Our business could be negatively affected as a result of the actions of activist shareholders.

Stockholders of our company may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over our company. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company.

On January 23, 2014, the JCP Group announced their intention to nominate three director candidates to stand for election to our Board of Directors at our 2014 Annual Meeting of Stockholders. If a proxy contest involving the JCP Group ensues, or if we become engaged in a proxy contest with another activist shareholder in the future, our results of operations and financial condition could be adversely affected because:

•	responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees;

•
perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•
if individuals are elected to our board of directors to pursue an activist shareholder’s particular agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the first quarter of fiscal 2014.

The following table lists all repurchases during the first quarter of fiscal 2014 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 27, 2013 - October 24, 2013	22,737	$11.22	—	$—
October 25, 2013 - November 28, 2013	—	$—	—	—
November 29, 2013 - December 26, 2013	27,603	$16.04	—	—
Total	50,340	$13.86	—	$—

(1)	Represents shares repurchased in connection with tax withholding obligations under The Pantry, Inc. 2007 Omnibus Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).
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

10.1
Second Amendment to Fourth Amended and Restated Credit Agreement dated as of December 20, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto.

10.2
Third Amendment to Fourth Amended and Restated Credit Agreement dated as of January 14, 2014 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto.

10.3	Employment Agreement effective as of January 14, 2014 by and between David Zodikoff and the Company.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

THE PANTRY, INC.
By: /s/ B. Clyde Preslar
B. Clyde Preslar

Senior Vice President and Chief Financial Officer

(Authorized Officer and Principal
Financial Officer)

Date:	January 30, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

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

10.1
Second Amendment to Fourth Amended and Restated Credit Agreement dated as of December 20, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto.

10.2
Third Amendment to Fourth Amended and Restated Credit Agreement dated as of January 14, 2014 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto.

10.3	Employment Agreement effective as of January 14, 2014 by and between David Zodikoff and the Company.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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