Form 10-Q
period 2014-03-27
PANTRY INC
filed 2014-05-01
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2014
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	23,451,947 SHARES
(Class)	(Outstanding at April 24, 2014)

THE PANTRY, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE PANTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except par value and shares)	March 27, 2014	September 26, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,694	$57,168
Receivables	64,442	64,936
Inventories	145,724	132,229
Prepaid expenses and other current assets	21,420	19,120
Deferred income taxes	15,637	18,698
Total current assets	256,917	292,151
Property and equipment, net	889,010	902,796
Other assets:
Goodwill and other intangible assets	440,801	440,982
Other noncurrent assets	80,094	79,297
Total other assets	520,895	520,279
TOTAL ASSETS	$1,666,822	$1,715,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,550	$2,550
Current maturities of lease finance obligations	11,004	11,018
Accounts payable	154,196	153,693
Accrued compensation and related taxes	10,407	10,315
Other accrued taxes	16,824	26,207
Self-insurance reserves	32,611	30,700
Other accrued liabilities	39,609	47,178
Total current liabilities	267,201	281,661
Other liabilities:
Long-term debt	497,321	498,414
Lease finance obligations	428,177	434,022
Deferred income taxes	48,485	59,182
Deferred vendor rebates	8,040	10,152
Other noncurrent liabilities	108,208	108,096
Total other liabilities	1,090,231	1,109,866
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,451,947 and 23,556,291 issued and
outstanding at March 27, 2014 and September 26, 2013, respectively	235	236
Additional paid-in capital	219,858	218,911
Accumulated other comprehensive loss, net of deferred income taxes of $45 and $170 at March 27, 2014 and
September 26, 2013, respectively	(69)	(266)
Retained earnings	89,366	104,818
Total shareholders’ equity	309,390	323,699
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,666,822	$1,715,226

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Revenues:
Merchandise	$426,082	$418,949	$866,862	$847,797
Fuel	1,341,119	1,473,268	2,704,418	2,959,627
Total revenues	1,767,201	1,892,217	3,571,280	3,807,424
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	281,323	277,803	574,324	559,758
Fuel cost of goods sold (exclusive of items shown separately below)	1,298,569	1,424,829	2,613,186	2,862,020
Store operating	125,463	125,257	253,532	248,533
General and administrative	25,678	25,215	51,655	49,101
Impairment charges	907	880	1,736	3,179
Depreciation and amortization	28,956	29,538	57,635	58,124
Total costs and operating expenses	1,760,896	1,883,522	3,552,068	3,780,715
Income from operations	6,305	8,695	19,212	26,709
Other expenses:
Interest expense	21,311	22,158	42,683	45,259
Total other expenses	21,311	22,158	42,683	45,259
Loss before income taxes	(15,006)	(13,463)	(23,471)	(18,550)
Income tax benefit	(4,698)	(6,598)	(8,019)	(8,628)
Net loss	$(10,308)	$(6,865)	$(15,452)	$(9,922)

Loss per share:
Basic	$(0.45)	$(0.30)	$(0.68)	$(0.44)
Diluted	$(0.45)	$(0.30)	$(0.68)	$(0.44)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Net loss	$(10,308)	$(6,865)	$(15,452)	$(9,922)
Other comprehensive loss, net of tax:
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreements, net of deferred income taxes of $62, $62, $125 and $125, respectively	99	99	197	197
Comprehensive loss	$(10,209)	$(6,766)	$(15,255)	$(9,725)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in thousands)	March 27, 2014	March 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,452)	$(9,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,635	58,124
Impairment charges	1,736	3,179
Amortization of debt discount	182	613
Provision for deferred income taxes	(7,761)	(8,477)
Stock-based compensation expense	1,729	1,725
Other	2,542	2,160
Changes in operating assets and liabilities:
Receivables	93	6,733
Inventories	(13,495)	(16,864)
Prepaid expenses and other current assets	(2,328)	(2,702)
Accounts payable	503	(1)
Other current liabilities	(8,474)	(16,301)
Other noncurrent assets and liabilities, net	(3,353)	(2,072)
Net cash provided by operating activities	13,557	16,195
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(54,881)	(37,618)
Proceeds from sales of property and equipment	2,656	2,119
Acquisition of business, net of cash acquired	—	(502)
Other	—	141
Net cash used in investing activities	(52,225)	(35,860)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(1,275)	(62,606)
Repayments of lease finance obligations	(7,358)	(4,653)
Borrowings under revolving credit facility	113,000	146,000
Repayments of revolving credit facility	(113,000)	(139,000)
Other	(173)	(260)
Net cash used in financing activities	(8,806)	(60,519)
Net decrease in cash and cash equivalents	(47,474)	(80,184)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,168	89,175
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,694	$8,991
Cash paid during the period:
Interest	$41,089	$45,477
Income taxes received	$(51)	$(391)
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$761	$1,312
Accrued purchases of property and equipment	$10,409	$10,649

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The Pantry

As of March 27, 2014, we operated 1,534 convenience stores primarily in the southeastern United States. Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of March 27, 2014, we operated 224 quick service restaurants and 238 of our stores included car wash facilities. Self-service fuel is sold at 1,522 locations, of which 1,024 sell fuel under major oil company brand names including BP® Products North America, Inc. ("BP"), CITGO®, ConocoPhillips®, ExxonMobil®, Marathon® Petroleum Company, LLC ("Marathon"), Shell® and Valero®.

The accompanying unaudited condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiary. References in this report to "the Company," "Pantry," "The Pantry," "we," "us" and "our" refer to The Pantry, Inc. and its subsidiary. All intercompany transactions and balances have been eliminated in consolidation. Transactions and balances of our wholly owned subsidiary are immaterial to the condensed consolidated financial statements.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records and all amounts as of March 27, 2014 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2013.

Our results of operations for the three and six months ended March 27, 2014 and March 28, 2013 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher sales volumes during the summer months than during the winter months.

References in this report to "fiscal 2014" refer to our current fiscal year, which ends on September 25, 2014, references to "fiscal 2013" refer to our prior fiscal year, which ended September 26, 2013, and references to "fiscal 2012" refer to our fiscal year, which ended September 27, 2012, all of which are 52 week years.

Excise and Other Taxes

We pay federal and state excise taxes on petroleum products. Fuel revenues and cost of goods sold included excise and other taxes of approximately $185.5 million and $380.8 million for the three and six months ended March 27, 2014, respectively and $192.8 million and $397.5 million for the three and six months ended March 28, 2013, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through fuel cost of goods sold ratably over the fiscal year, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of March 27, 2014 and March 28, 2013, we have increased inventory by capitalizing fuel expansion variances of approximately $14.3 million and $14.8 million, respectively. At the end of any fiscal year, the entire variance is absorbed into fuel cost of goods sold.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations. The update requires that only those disposals which represent a strategic shift that will have a major effect on the Company’s financial statements be reported as discontinued operations. The new standard is effective for all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted for disposals that have not yet been reported in financial statements previously issued or available for issuance. We will adopt this ASU in the third quarter of fiscal 2014 and there will be no impact on our financial statements.

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

Our market capitalization was greater than our book value at our annual testing date. We determined in step one of the annual impairment test that fair value of our one reporting unit was substantially in excess of the book value.

All of our other intangible assets have finite lives and are amortized over their estimated useful lives using the straight-line method. We review our other intangible assets for impairment whenever events or circumstances indicate that it is more likely than not that fair value of the asset is below its carrying amount.

No impairment charges related to goodwill and other intangible assets were recognized in the second quarter of fiscal 2014 or fiscal 2013.

The following table reflects goodwill and other intangible asset balances for the periods presented:

(in thousands)	March 27, 2014				September 26, 2013
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Unamortized
Goodwill	N/A	$436,102	N/A	$436,102	N/A	$436,102	N/A	$436,102
Amortized
Customer agreements	13.3	1,356	(965)	391	13.3	1,356	(923)	433
Non-compete agreements	32.8	7,974	(3,666)	4,308	32.8	7,974	(3,527)	4,447
		$9,330	$(4,631)	$4,699		$9,330	$(4,450)	$4,880
Total goodwill and other intangible assets		$445,432	$(4,631)	$440,801		$445,432	$(4,450)	$440,982

NOTE 3 – IMPAIRMENT CHARGES

The following table reflects asset impairment charges for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Operating stores	$907	$237	$1,649	$1,612
Surplus properties	—	643	87	1,567
Total impairment charges	$907	$880	$1,736	$3,179

Operating Stores.  We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We compared the carrying amount of these operating store assets to their estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. We recorded impairment charges related to operating stores detailed in the table above. There were no operating stores classified as held for sale as of March 27, 2014 and September 26, 2013.

Surplus Properties.  We test our surplus properties for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Periodically management determines that certain surplus properties should be classified as held for sale because of a change in facts and circumstances, including increased marketing and bid activity. We estimate the fair value of these and other surplus properties where events or changes in circumstances indicated, based on marketing and bid activity, that the carrying amount of the assets may not be recoverable. Based on these estimates, we determined that the carrying values of certain surplus properties exceeded fair value resulting in the impairment charges detailed above. Surplus properties classified as held for sale and included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets were $4.7 million as of March 27, 2014 and September 26, 2013.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Refer to Note 9, Fair Value Measurements, for additional information regarding the determination of fair value.

NOTE 4 - DEBT

The components of long-term debt for the periods presented consisted of the following:

(in thousands)	March 27, 2014	September 26, 2013

Senior secured term loan	$251,812	$253,087
Senior unsecured notes	250,000	250,000
Total long-term debt	501,812	503,087
Less—current maturities	(2,550)	(2,550)
Less—unamortized debt discount on senior unsecured notes	(1,941)	(2,123)
Long-term debt, net of current maturities and unamortized debt discount	$497,321	$498,414

We are party to the Fourth Amended and Restated Credit Agreement, as amended, which provides for a $480.0 million senior secured credit facility ("credit facility"). Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255.0 million senior secured term loan which matures in 2019. In addition, the credit facility provides for the ability to incur additional term loans and increases in the secured revolving credit facility in an aggregate principal amount of up to $200.0 million provided certain conditions are satisfied. The interest rate on borrowings under the revolving credit facility is dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 450 basis points. Our current interest rate under the revolving credit facility is LIBOR plus 450 basis points with an unused commitment fee of 50 basis points. The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 375 basis points, with a LIBOR floor of 100 basis points. Based on our current leverage ratio, the interest rate is LIBOR plus 375 basis points with a LIBOR floor of 100 basis points.

Our credit facility is secured by substantially all of our assets and is required to be fully and unconditionally guaranteed by any material, direct and indirect, domestic subsidiaries. Our credit facility contains customary affirmative and negative covenants for financings of its type, including the following financial covenants: maximum total adjusted leverage ratio and minimum interest coverage ratio (as defined in our credit agreement). Additionally, our credit facility contains restrictive covenants regarding our ability to incur indebtedness, make capital expenditures, enter into mergers, acquisitions, and joint ventures, pay dividends or change our line of business, among other things. If we are able to satisfy a leverage ratio incurrence test and no default under our credit facility is continuing or would result therefrom, we are permitted under the credit facility to pay dividends in an aggregate amount not to exceed $35.0 million per fiscal year, plus the sum of (i) any unused amount from preceding years beginning with fiscal year 2012 and (ii) the amount of excess cash flow, if any, not required to be utilized to prepay outstanding amounts under our credit facility for the previous fiscal year. Based on our consolidated senior secured leverage ratio incurrence test we are not permitted to pay dividends. We do not expect to pay dividends in the foreseeable future.

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
As of March 27, 2014, we had approximately $78.5 million of standby letters of credit issued under the credit facility. After taking into account outstanding letters of credit and the consolidated total adjusted leverage ratio constraint to availability, approximately $101.5 million was available for future borrowing under the revolving credit facility, of which $81.5 million was available for the issuances of letters of credit. The standby letters of credit primarily relate to self-insurance programs, vendor contracts and regulatory requirements.

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

As of March 27, 2014, we were in compliance with all covenants and restrictions. Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit agreement governing our credit facility, including financial and negative covenants.
The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 9, Fair Value Measurements.
The remaining annual maturities of our long-term debt as of March 27, 2014 are as follows:

(in thousands)
Fiscal year
2014	$1,275
2015	2,550
2016	2,550
2017	2,550
2018	2,550
Later years	490,337
Total principal payments	$501,812

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

Stock-based compensation grants, for the periods presented are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Shares granted
Stock options	6	12	127	165
Time-based restricted stock	41	53	137	251
Performance-based restricted stock	8	14	199	252
Total shares granted	55	79	463	668

Fair value of shares granted
Stock options	$77	$147	$624	$1,898
Time-based restricted stock	623	658	2,151	2,902
Performance-based restricted stock	103	174	3,136	2,893
Total fair value of shares granted	$803	$979	$5,911	$7,693

The components of stock-based compensation expense in general and administrative expenses in our condensed consolidated Statements of Operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Stock options	$101	$89	$229	$202
Time-based restricted stock	493	650	1,254	1,342
Performance-based restricted stock	211	133	246	181
Total stock-based compensation expense	$805	$872	$1,729	$1,725

NOTE 6 - INTEREST EXPENSE

The components of interest expense for the periods presented are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Interest on long-term debt, including amortization of deferred financing costs	$9,943	$10,833	$19,876	$21,891
Interest on lease finance obligations	10,948	11,089	21,936	22,232
Amortization of terminated interest rate swaps	161	161	322	322
Amortization of debt discount	91	98	182	613
Miscellaneous	168	(23)	367	201
Interest expense	$21,311	$22,158	$42,683	$45,259

NOTE 7 - LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares available to common shareholders. Diluted loss per share is computed on the basis of the weighted-average number of common shares available to common shareholders, plus the effect of unvested restricted stock and stock options using the "treasury stock" method.

Stock options and restricted stock representing 1.2 million and 1.6 million shares for the three and six months ended March 27, 2014 and March 28, 2013, respectively, were anti-dilutive and were not included in the diluted loss per share calculation. In periods in which a net loss is incurred, no common stock equivalents are included since they are anti-dilutive. As such, all stock options and restricted stock outstanding are excluded from the computation of diluted loss per share in those periods.

The following table reflects the calculation of basic and diluted loss per share for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	March 27, 2014	March 28, 2013	March 27, 2014	March 28, 2013
Net loss	$(10,308)	$(6,865)	$(15,452)	$(9,922)
Loss per share—basic:
Weighted-average shares outstanding	22,859	22,666	22,825	22,641
Loss per share—basic	$(0.45)	$(0.30)	$(0.68)	$(0.44)
Loss per share—diluted:
Weighted-average shares outstanding	22,859	22,666	22,825	22,641
Weighted-average potential dilutive shares outstanding	—	—	—	—
Weighted-average shares and potential dilutive shares outstanding	22,859	22,666	22,825	22,641
Loss per share—diluted	$(0.45)	$(0.30)	$(0.68)	$(0.44)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of March 27, 2014, we were contingently liable for outstanding letters of credit in the amount of approximately $78.5 million primarily related to self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

Since the beginning of fiscal 2007, over 45 class action lawsuits were filed in federal courts across the country against numerous companies in the petroleum industry. Initially, we were named as a defendant in eight of these cases, three of which had been dismissed without prejudice prior to the second quarter of fiscal 2014. The plaintiffs in these lawsuits generally alleged that they are retail purchasers who received less motor fuel than the defendants agreed to deliver because the defendants measured the amount of motor fuel they delivered in non-temperature adjusted gallons which, at higher temperatures, contain less energy. In January 2014, plaintiffs offered to voluntarily dismiss with prejudice the following five cases to which we were then a party without any payment or other consideration from us: Neese, et al. v. Abercrombie Oil Company, Inc., et al., E.D.N.C., No. 5:07-cv-00091-FL, filed 3/7/07; Cook, et al. v. Chevron USA, Inc., et al., N.D. Ala., No. 2:07-cv-750-WKW-CSC, filed 8/22/07); Rutherford, et al. v. Murphy Oil USA, Inc., et al., No. 4:07-cv-00113-HLM, filed 6/5/07; Shields, et al. v. RaceTrac Petroleum, Inc., et al., No. 1:07-cv-00169, filed 7/13/07; and Korleski v. BP Corporation North America, Inc., et al., D.S.C., No 6:07-cv-03218-MDL, filed 9/24/07. Dismissals with prejudice were filed and granted by the court in February 2014, dismissing all claims against the Company in all cases.

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

On February 6, 2014, the court granted preliminary approval of the proposed settlement and a fairness hearing has been scheduled for July 2, 2014. There can be no assurance that a definitive settlement agreement will be reached or that the settlement will be approved by the court. We cannot reasonably estimate our loss, range of loss or liability, if any, related to this lawsuit if the settlement agreement is not finalized and approved by the court because there are a number of unknown facts and unresolved legal issues that will impact the amount of our potential liability, including, without limitation: (i) whether the plaintiffs have standing to assert their claims; (ii) whether a class or classes will be certified; (iii) if a class or classes are certified, the identity and number of the putative class members; and (iv) if a class or classes are certified, the resolution of certain unresolved statutory interpretation issues that may impact the size of the putative class(es) and whether or not the plaintiffs are entitled to statutory damages. An adverse outcome in this litigation could have a material effect on our business, financial condition, results of operations and cash flows.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of March 27, 2014, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

As of March 27, 2014, environmental reserves of approximately $5.2 million and $67.1 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 26, 2013, environmental liabilities of approximately $5.2 million and $66.2 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental liabilities represent our estimates for future expenditures for remediation associated with 574 and 582 known contaminated sites as of March 27, 2014 and September 26, 2013, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $65.0 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $7.3 million for remediation.

As of March 27, 2014, anticipated reimbursements of $1.6 million are recorded as current receivables and $65.0 million are recorded as other noncurrent assets related to all sites. As of September 26, 2013, anticipated reimbursements of $2.4 million are recorded as current receivables and $63.6 million are recorded as other noncurrent assets related to all sites. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental liabilities have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of services can be reliably estimated is discounted at 6.5% to determine the reserve.

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

As of March 27, 2014 and September 26, 2013, there are 144 and 147 sites, respectively, identified as contaminated that are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. These sites are not included in our environmental liabilities. Additionally, we are awaiting closure notices on several other locations that will release us from responsibility related to known contamination at those sites. These sites continue to be considered in our environmental liabilities until a final closure notice is received.

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of March 27, 2014, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $2.2 million and $8.0 million, respectively. As of September 26, 2013, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $1.3 million and $10.2 million, respectively.

We purchase over 50% of our general merchandise from a single wholesaler, McLane Company, Inc. ("McLane"). Our arrangement currently in effect with McLane is governed by a distribution service agreement which expires in December 2014. During the second quarter of fiscal 2014 we entered into a new distribution service agreement with McLane. The new distribution service agreement, which will become effective upon the implementation of certain internal system changes required by McLane to accommodate the terms of the new distribution service agreement, will replace the distribution service agreement dated August 1, 2008, as amended, between the parties. The new distribution service agreement is expected to be effective in early May 2014, at that time the expiration date will become December 31, 2019.

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2014 to 2019 as of March 27, 2014. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased. Therefore, the contractual obligation we must reimburse the respective oil company if we default may be different than the unamortized balance recorded as deferred vendor rebates.

Fuel Contractual Contingencies

Our Product Supply Agreement, Guaranteed Supply Agreement and Master Conversion Agreement with Marathon provides for Marathon to supply, and us to purchase, certain minimum amounts of motor fuel for our specified convenience store locations. Subject to certain adjustments, Marathon may terminate the agreements if we do not purchase a minimum volume of a combination of Marathon branded and unbranded gasoline and distillates annually. Based on current forecasts, we anticipate attaining the annual minimum fuel requirements. If Marathon terminates our agreement due to a failure to purchase the annual minimum amounts, Marathon is entitled to receive the unamortized balance of the investment provided for under the Master Conversion Agreement.
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
Our financial instruments not measured at fair value on a recurring basis includes cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the condensed consolidated financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. We believe the fair value determination of these short-term financial instruments is a level 1 measure. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The fair value of our indebtedness was approximately $523.7 million and $522.5 million as of March 27, 2014 and September 26, 2013, respectively. We believe the fair value determination of long-term debt is a Level 2 measure.

Significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition included long-lived tangible assets as described in Note 3, Impairment Charges.
In determining the impairment of operating stores and surplus properties, we determined the fair values by estimating selling prices of the assets. We generally determine the estimated selling prices using information from comparable sales of similar assets and assumptions about demand in the market for these assets. While some of these inputs are observable, significant judgment was required to select certain inputs from observed market data. We believe the fair value determination of surplus properties and operating stores are Level 2 measures.

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent their fair values as of the three months and six months ended March 27, 2014 and March 28, 2013.

	Three Months Ended				Six Months Ended
	March 27, 2014		March 28, 2013		March 27, 2014		March 28, 2013
(in thousands)	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties
Non-recurring basis
Fair value measurement	$3,113	$—	$612	$1,995	$3,643	$512	$3,136	$5,114
Carrying amount	4,020	—	849	2,638	5,292	599	4,748	6,681
Realized loss	$(907)	$—	$(237)	$(643)	$(1,649)	$(87)	$(1,612)	$(1,567)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 26, 2013. References in this report to "the Company," "Pantry," "The Pantry," "we," "us" and "our" refer to The Pantry, Inc. and its subsidiary.

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

For a discussion of these and other risks and uncertainties, please refer to the Risk Factors and Critical Accounting Policies and Estimates included in our Annual Report on Form 10-K and the description of material changes therein, if any, included in our Quarterly Reports on Form 10-Q. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of May 1, 2014. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are a leading independently operated convenience store chain in the southeastern United States. As of March 27, 2014, we operated 1,534 stores in 13 states primarily under the Kangaroo Express® operating banner. All but our smallest stores offer a wide selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

Business Strategy

Our strategy is to grow revenue and profitability by focusing  on prioritizing our markets and improving the stores within those markets. We then remodel stores, selectively open  new stores and restaurants and acquire stores. In addition we have seven initiatives designed to improve the performance of our company. This strategy is intended to allow us to reinvest in our business and maintain sufficient liquidity and financial flexibility. Our initiatives are as follows:

•	Invest in the development of the best and most energized people;

•	Increase merchandise sales and gross margin with targeted merchandising and food service initiatives;

•	Optimize fuel gallons sold and fuel margin;

•	Reduce our corporate general and administrative and store operating expenses as a percent of revenue;

•	Generate strong operating cash flow to reinvest in our business and reduce our leverage;

•	Divest underperforming store assets and non-productive surplus properties; and

•	Utilize technology throughout the business to improve the customer experience, our performance, and our people.

Executive Overview

Our net loss for the second quarter of fiscal 2014 was $10.3 million, or $0.45 per share, compared to $6.9 million, or $0.30 per share, in the second quarter of fiscal 2013. Adjusted EBITDA for the second quarter of fiscal 2014 was $36.2 million, a decrease of $2.9 million, or 7.5% from the second quarter of fiscal 2013. For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended March 27, 2014 Compared to the Three Months Ended March 28, 2013.

Our total revenue for the second quarter of fiscal 2014 declined $125.0 million or 6.6% from the second quarter of fiscal 2013, primarily due to a decrease in our retail price per gallon of 5.6% and a decline in comparable fuel gallons sold of 3.2%. Our comparable store merchandise revenue increased 2.3%. Despite declining traffic, we were able to grow comparable store merchandise revenue through a 3.6% increase in sales per customer. Comparable store merchandise revenue increased 4.5% excluding the impact of cigarettes.

We remained focused on upgrading our store base in the second quarter of fiscal 2014 as we completed seven remodels and opened three quick service restaurants. For the remainder of fiscal 2014 we plan to continue to execute on our merchandising programs as well as balancing our fuel profitability and volumes throughout our store portfolio. In addition we intend to continue to strengthen our position in our key markets through our facilities program including remodels, opening new stores and quick service restaurants. We may also look to enhance our density in these key markets through disciplined acquisitions of individual stores or chains of stores.

During the second quarter of fiscal 2014 we entered into a Distribution Service Agreement (the “Agreement”) with McLane Company, Inc. (“McLane”) that extends our longstanding relationship. The Company purchased 56% of its merchandise, including most grocery and tobacco products, from McLane during fiscal 2013 and that percentage is not expected to change materially under the Agreement. The Agreement, which will become effective upon the implementation of certain internal system changes required by McLane to accommodate the terms of the Agreement, will replace the Distribution Service Agreement dated August 1, 2008, as amended, between the parties. The Agreement is expected to be effective in early May, 2014 and will remain in effect until December 31, 2019 unless sooner terminated in accordance with its terms.

Market and Industry Trends

Wholesale fuel costs, as measured by the Gulf Spot price, were volatile during the second quarter of fiscal 2014. Wholesale fuel costs fluctuated within a range of approximately $0.29 throughout the quarter with a low on January 3, 2014 of $2.51 and a high on February 24, 2014 of $2.80. These cost increases peaked half way through the second quarter and wholesale gasoline prices declined 20.0 cents per gallon during the last half of the quarter. These changes in wholesale fuel costs yielded a retail margin per gallon of 10.7 cents in the second quarter of fiscal 2014 compared to 11.7 cents in the same period of fiscal 2013. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience higher fuel margins when the cost of fuel is declining gradually over a longer period and lower fuel margins when the cost of fuel is increasing or more volatile over a shorter period of time.

Results of Operations

The table below provides a summary of our selected financial data for the three and six months ended March 27, 2014 and March 28, 2013:

	Three Months Ended			Six Months Ended
(in thousands, except per gallon and store count data)	March 27, 2014	March 28, 2013	Percent Change	March 27, 2014	March 28, 2013	Percent Change
Merchandise data:
Merchandise revenue	$426,082	$418,949	1.7%	$866,862	$847,797	2.2%
Merchandise gross profit (1)	$144,759	$141,146	2.6%	$292,538	$288,039	1.6%
Merchandise margin	34.0%	33.7%	N/A	33.7%	34.0%	N/A
Fuel data:
Financial data:
Fuel revenue	$1,341,119	$1,473,268	(9.0)%	$2,704,418	$2,959,627	(8.6)%
Fuel gross profit (1)(2)	$42,550	$48,439	(12.2)%	$91,232	$97,607	(6.5)%
Retail fuel data:
Gallons (in millions)	393.5	407.9	(3.5)%	802.1	834.9	(3.9)%
Margin per gallon (2)	$0.107	$0.117	(8.5)%	$0.113	$0.116	(2.6)%
Retail price per gallon	$3.35	$3.55	(5.6)%	$3.32	$3.48	(4.6)%
Financial data:
Store operating expenses	$125,463	$125,257	0.2%	$253,532	$248,533	2.0%
General and administrative expenses	$25,678	$25,215	1.8%	$51,655	$49,101	5.2%
Impairment charges	$907	$880	3.1%	$1,736	$3,179	(45.4)%
Depreciation and amortization	$28,956	$29,538	(2.0)%	$57,635	$58,124	(0.8)%
Interest expense	$21,311	$22,158	(3.8)%	$42,683	$45,259	(5.7)%
Income tax benefit	$(4,698)	$(6,598)	(28.8)%	$(8,019)	$(8,628)	(7.1)%
Adjusted EBITDA (3)	$36,168	$39,113	(7.5)%	$78,583	$88,012	(10.7)%
Comparable store data (4):
Merchandise sales increase (decrease) (%)	2.3%	(2.0)%	N/A	2.9%	0.1%	N/A
Merchandise sales increase (decrease)	$9,387	$(8,565)	NM	$24,152	$903	NM
Retail fuel gallons decrease (%)	(3.2)%	(7.9)%	N/A	(3.6)%	(6.3)%	N/A
Retail fuel gallons decrease	(12,999)	(34,807)	(62.7)%	(29,880)	(56,091)	(46.7)%
Number of stores:
End of period	1,534	1,568	(2.2)%	1,534	1,568	(2.2)%
Weighted-average store count	1,537	1,571	(2.2)%	1,540	1,572	(2.0)%
NM = Not meaningful

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

(2)
Fuel margin per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees and repairs and maintenance on fuel equipment. Fuel margin per gallon as presented may not be comparable to similarly titled measures reported by other companies.

(3)	For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended March 27, 2014 Compared to the Three Months Ended March 28, 2013.

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

Three Months Ended March 27, 2014 Compared to the Three Months Ended March 28, 2013

Merchandise Revenue and Gross Profit. Merchandise revenue in the second quarter of fiscal 2014 increased $7.1 million from the second quarter of fiscal 2013. Our comparable store merchandise revenue increased 2.3%, or $9.4 million driven by a 3.6% increase in merchandise revenue per customer. We experienced stronger comparable store merchandise revenue growth in packaged beverage products and proprietary food service categories, while we continue to see declining comparable store sales in cigarettes. Our comparable store merchandise revenue increased 4.5% excluding the impact of cigarettes. Merchandise revenue also increased $2.7 million from the second quarter of fiscal 2013 as a result of new convenience store openings and acquisitions since the beginning of the second quarter of fiscal 2013. These increases were partially offset by lost merchandise revenue from stores closed since the beginning of the second quarter of fiscal 2013 of $5.2 million.

Our merchandise gross profit increased $3.6 million or 2.6% from the second quarter of fiscal 2013 primarily due to the increase in sales described above and a 30 basis point improvement in merchandise margin to 34.0% from 33.7% in the second quarter of fiscal 2013. The margin improvement was primarily in proprietary food services and other services categories. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons and Gross Profit. Fuel revenue in the second quarter of fiscal 2014 decreased $132.1 million or 9.0% as a result of a decline in our average retail fuel price per gallon of 5.6% to $3.35 in the second quarter of fiscal 2014 from $3.55 in the second quarter of fiscal 2013 and a decrease in retail fuel gallons sold for the second quarter of fiscal 2014 of 3.5%, or 14.4 million gallons compared to the second quarter of fiscal 2013. The gallon decline is primarily attributable to a 3.2%, or 13.0 million gallon decline in comparable store retail fuel gallons sold along with 4.2 million gallons lost from stores closed since the beginning of the second quarter of fiscal 2013. The gallons lost from stores closed or converted to dealer operations was partially offset by the impact of new convenience store openings and acquisitions since the beginning of the second quarter of fiscal 2013 of 3.0 million gallons. We believe lower consumer retail fuel demand contributed to our decline in comparable fuel gallons sold during the second quarter of fiscal 2014.

Our fuel gross profit decreased $5.9 million or 12.2% which is primarily attributable to the decrease in our retail margin per gallon to 10.7 cents in the second quarter of fiscal 2014 from 11.7 cents in the second quarter of fiscal 2013. Retail margin per gallon in the second quarter of fiscal 2014 was negatively impacted by rising wholesale fuel costs during the quarter, as measured by the Gulf Spot price. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 7.0 cents and 7.1 cents per retail gallon for the three months ended March 27, 2014 and March 28, 2013, respectively.

Store Operating. Store operating expenses for the second quarter of fiscal 2014 increased $206 thousand, or 0.2%, from the second quarter of fiscal 2013. The increase is primarily due to an increase in utilities expense related to colder temperatures in our markets in the current year, which is partially offset by a decrease in store labor costs resulting from productivity initiatives and the impact of closed stores.

General and Administrative. General and administrative expenses for the second quarter of fiscal 2014 increased $463 thousand or 1.8% from the second quarter of fiscal 2013. This increase is driven by higher professional fees in connection with the recent proxy contest partially offset by other costs.

Impairment Charges. Impairment charges for the second quarter of fiscal 2014 did not increase significantly as we recorded impairment related to operating stores and surplus properties of $907 thousand and $880 thousand for the three months ended March 27, 2014 and March 28, 2013, respectively.

Interest Expense. Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations. Interest expense for the second quarter of fiscal 2014 was $21.3 million compared to $22.2 million for the second quarter of fiscal 2013. The decrease is primarily due to lower interest rates on our term loan and lower average outstanding borrowings.

Income Tax Benefit. Our effective tax rate for the second quarter of fiscal 2014 was 31.3% compared to 49.0% in the second quarter of fiscal 2013. The decrease in our effective tax rate is primarily the effect of work opportunity tax credits (“WOTC”) and the related impact on forecasted pre-tax earnings. We anticipate our effective tax rate will be approximately 33.0% for fiscal 2014 compared to 65.8% for fiscal 2013. The anticipated change in our fiscal 2014 effective rate is primarily due to the impact of the WOTC and other credits.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, gain (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the second quarter of fiscal

2014 decreased $2.9 million, or 7.5%, from the second quarter of fiscal 2013. This decrease is primarily attributable to the decrease in fuel gross profit, which is partially offset by higher merchandise gross profit noted above.

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

The following table contains a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
(in thousands)	March 27, 2014	March 28, 2013
Adjusted EBITDA	$36,168	$39,113
Impairment charges	(907)	(880)
Interest expense	(21,311)	(22,158)
Depreciation and amortization	(28,956)	(29,538)
Income tax benefit	4,698	6,598
Net loss	$(10,308)	$(6,865)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities for the periods presented:

	Three Months Ended
(in thousands)	March 27, 2014	March 28, 2013
Adjusted EBITDA	$36,168	$39,113
Interest expense	(21,311)	(22,158)
Income tax benefit	4,698	6,598
Stock-based compensation expense	805	873
Changes in operating assets and liabilities	(13,978)	(20,199)
Benefit for deferred income taxes	(4,778)	(6,475)
Other	1,320	1,424
Net cash provided (used) by operating activities	$2,924	$(824)
Net cash used in investing activities	$(22,480)	$(17,490)
Net cash provided (used) in financing activities	$(3,256)	$2,940

Six Months Ended March 27, 2014 Compared to the Six Months Ended March 28, 2013

Merchandise Revenue and Gross Profit. The increase in merchandise revenue of $19.1 million or 2.2% is primarily attributable to an increase in comparable store merchandise revenue of 2.9% or $24.2 million. We experienced stronger comparable store merchandise revenue growth in packaged beverage products and proprietary food service categories, while we continue to see declining comparable store sales in cigarettes. Our comparable store merchandise revenue increased 5.0% excluding the impact of cigarettes. Merchandise revenue also increased $3.3 million from the beginning of fiscal 2013 as a result of new convenience store openings and acquisitions. This increase was partially offset by the impact of lost merchandise revenue from stores closed or converted to dealer operations since the beginning of fiscal 2013 of $10.1 million.

Our merchandise gross profit increased $4.5 million or 1.6% from the first six months of fiscal 2013 as a result of the increase in merchandise revenues. The impact from increased merchandise revenues was partially offset by the decline in merchandise margin to 33.7% from 34.0% in the first six months of fiscal 2014, which was driven by sales mix and more competitive pricing. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons and Gross Profit. The decrease in fuel revenue of $255.2 million or 8.6% is attributable to the decrease in retail fuel gallons sold and a decline in our average retail fuel price per gallon. For the first six months of fiscal 2014, our average retail fuel price per gallon declined 4.6% to $3.32 from $3.48 in the first six months of fiscal 2013. Additionally, retail fuel gallons sold decreased 3.9% or 32.8 million gallons compared to the first six months of fiscal 2014 and 2013, respectively. The gallon decline is primarily attributable to a 3.6% or 29.9 million gallon decline in comparable store retail fuel gallons sold along with 8.7 million gallons lost from stores closed or converted to dealer operations since the beginning of fiscal 2013. This was partially offset by the impact of new convenience store openings and acquisitions since the beginning of fiscal 2013 of 3.9 million gallons. We believe lower consumer retail fuel demand resulting from several factors, including fewer miles driven and colder temperatures, contributed to our decline in comparable fuel gallons sold during the first six months of fiscal 2014.

Our fuel gross profit decreased $6.4 million or 6.5% primarily due to the decline in retail fuel gallons sold along with a decrease in our retail margin per gallon to 11.3 cents in the first six months of fiscal 2014 from 11.6 cents in the first six months of fiscal 2013. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.8 cents and 6.9 cents per retail gallon for the six months ended March 27, 2014 and March 28, 2013, respectively.

Store Operating. Store operating expenses for the first six months of fiscal 2014 increased $5.0 million, or 2.0%, from the first six months of fiscal 2013. The increase is primarily due to higher facilities costs from remodel related maintenance and non-capital equipment expenditures. We also experienced increased store labor and training costs as we added additional part time employees to address staffing needs in preparation for the Affordable Care Act and higher utilities costs related to the colder temperatures in our markets in the first six months of fiscal 2014.

General and Administrative. General and administrative expenses for the first six months of fiscal 2014 increased $2.6 million or 5.2% from the first six months of fiscal 2013. This increase is driven by increases in professional fees in connection with the recent proxy contest and personnel costs due to higher expected annual incentive plan realization as compared to the prior period. The first six months of fiscal 2013 included $900 thousand in gains related to various property transactions compared to insignificant activity in the first six months of fiscal 2014.

Impairment Charges. We recorded impairment charges related to operating stores and surplus properties of $1.7 million and $3.2 million for the six months ended March 27, 2014 and March 28, 2013, respectively, as a result of changes in expected cash flows at certain operating stores and management determining that certain facts and circumstances changed regarding specific surplus properties. See Note 3, Impairment Charges and Note 9, Fair Value Measurements in Part I, Item 1, Financial Statements, Notes to Condensed Consolidated Financial Statements.

Interest Expense. Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations. Interest expense for the first six months of fiscal 2014 was $42.7 million compared to $45.3 million for the first six months of fiscal 2013. The decrease is primarily due to lower interest rates on our term loan and lower average outstanding borrowings as a result of repaying $61.3 million of outstanding convertible notes upon maturity in November 2012.

Income Tax Benefit. Our effective tax rate for the first six months of fiscal 2014 was 34.2% compared to 46.5% in the first six months of fiscal 2013. The decrease in our effective tax rate is primarily the effect of the increase in work opportunity tax credits (“WOTC”) compared to the first quarter of fiscal 2013. We anticipate our effective tax rate will be approximately 33.0% for fiscal 2014 compared to 65.8% for fiscal 2013.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, gain (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the first six months of fiscal

2014 decreased $9.4 million, or 10.7%, from the first six months of fiscal 2013. This decrease is primarily attributable to the decrease in fuel gross profit and increased store operating and general administrative expenses noted above, which is partially offset by higher merchandise gross profit noted above.

The following table contains a reconciliation of Adjusted EBITDA to net loss for the periods presented:

	Six Months Ended
(in thousands)	March 27, 2014	March 28, 2013
Adjusted EBITDA	$78,583	$88,012
Impairment charges	(1,736)	(3,179)
Interest expense	(42,683)	(45,259)
Depreciation and amortization	(57,635)	(58,124)
Income tax benefit	8,019	8,628
Net loss	$(15,452)	$(9,922)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities for the periods presented:

	Six Months Ended
(in thousands)	March 27, 2014	March 28, 2013
Adjusted EBITDA	$78,583	$88,012
Interest expense	(42,683)	(45,259)
Income tax benefit	8,019	8,628
Stock-based compensation expense	1,729	1,725
Changes in operating assets and liabilities	(27,054)	(31,207)
Benefit for deferred income taxes	(7,761)	(8,477)
Other	2,724	2,773
Net cash provided by operating activities	$13,557	$16,195
Net cash used in investing activities	$(52,225)	$(35,860)
Net cash used in financing activities	$(8,806)	$(60,519)

Liquidity and Capital Resources

	Six Months Ended
(in thousands)	March 27, 2014	March 28, 2013
Cash and cash equivalents at beginning of year	$57,168	$89,175
Net cash provided by operating activities	13,557	16,195
Net cash used in investing activities	(52,225)	(35,860)
Net cash used in financing activities	(8,806)	(60,519)
Cash and cash equivalents at end of year	$9,694	$8,991
Consolidated total adjusted leverage ratio (1)	5.61	5.24
Consolidated interest coverage ratio (1)	2.33	2.50

(1)	As defined by the senior credit facility agreement.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility to finance our operations, pay principal and interest on our debt and fund capital expenditures. We generally experience higher sales volumes during the summer months, and therefore our cash flow from operations tends to be higher during our third and fourth fiscal quarters. We had approximately $78.5 million of standby letters of credit issued under the facility as of March 27, 2014.

Cash Flows provided by Operating Activities. Cash provided by operating activities decreased to $13.6 million for the first six months of fiscal 2014 compared to $16.2 million for the first six months of fiscal 2013. The decrease in cash flow from operations is primarily due to a higher net loss in the first six months of fiscal 2014 compared to the first six months of fiscal 2013, as well as the impact of non-cash impairment charges of $1.7 million, partially offset by changes in working capital of $5.4 million. Changes in working capital used cash of $23.7 million in the first six months of fiscal 2014 compared to a use of cash of $29.1 million in the first six months of fiscal 2013. Changes in working capital generally result in a use of cash in our first fiscal quarter due to the timing of property tax payments, incentive compensation programs and other recurring operating expenses.

Cash Flows used in Investing Activities. Cash used in investing activities increased to $52.2 million for the first six months of fiscal 2014 compared to $35.9 million for the first six months of fiscal 2013. Capital expenditures for the first six months of fiscal 2014 were $54.9 million which was partially offset by proceeds from the sale of property and equipment of $2.7 million. Capital expenditures for the first six months of fiscal 2013 were $37.6 million which was partially offset by proceeds from the sale of property and equipment of $2.1 million. Capital expenditures primarily relate to store improvements, store equipment, new store development including quick service restaurants, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. The increase in capital expenditures in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 is primarily due to our store remodel and new store initiatives. The proceeds from the sale of property and equipment relate to our ongoing initiative to divest our under-performing store assets and non-productive surplus properties. We finance substantially all capital expenditures through cash flows from operations, asset dispositions and vendor reimbursements. We anticipate that capital expenditures for fiscal 2014 will be approximately $100.0 million.

Cash Flows used in Financing Activities. For the first six months of fiscal 2014, net cash used in financing activities was $8.8 million compared to $60.5 million for the first six months of fiscal 2013. The decrease in cash flows from financing activities is primarily related to the use of available cash to repay the $61.3 million of outstanding convertible notes in the first three months of fiscal 2013. Additionally, we borrowed $113.0 million and made principal payments of $113.0 million on our revolving credit facility during the first six months of fiscal 2014. We currently have no outstanding principal on our revolving credit facility.

Sources of Liquidity

As of March 27, 2014, we had approximately $9.7 million in cash and cash equivalents and approximately $101.5 million in available borrowing capacity under our revolving credit facility after taking into account outstanding letters of credit and the consolidated total adjusted leverage ratio constraint to availability. Approximately $81.5 million was available for the issuances of letters of credit.

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

Our financing strategy is to maintain liquidity and access to capital markets while reducing our leverage. We expect to continue to have access to capital markets on both short and long-term bases when needed for liquidity purposes. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining our credit ratings. Our credit ratings and outlooks issued by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") as of March 27, 2014, are summarized below:

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

Capital Resources

Capital Expenditures

We anticipate investing approximately $100.0 million in capital expenditures during fiscal 2014. Our capital expenditures typically include store improvements, store equipment, new store development including quick service restaurants, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. Refer to Note 8, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information regarding our significant commitments.

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

As of March 27, 2014, we were in compliance with all covenants under our credit facility and senior notes.

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

Refer to Note 4, Debt, of the Notes to Condensed Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information on our debt obligations.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations. The update requires that only those disposals which represent a strategic shift that will have a major effect on the Company’s financial statements be reported as discontinued operations. The new standard is effective for all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted for disposals that have not yet been reported in financial statements previously issued or available for issuance. We will adopt this ASU in the third quarter of fiscal 2014 and there will be no impact on our financial statements.

Critical Accounting Policies

As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended September 26, 2013, we consider our accounting policies on store closing and impairment charges, goodwill, asset retirement obligations, self-insurance liabilities and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. Except for the goodwill critical accounting policy disclosures indicated below, there have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2013.

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

We conducted our annual impairment testing of goodwill in the second quarter of fiscal 2013. Our market capitalization was greater than our book value at our annual testing date; therefore, we determined our fair value by using market based approaches that utilized our market capitalization and a guideline transaction method to determine fair value. The resulting fair value of our one reporting unit was significantly greater than book value calculated under the two market based approaches.

Under the first approach, we determined fair value by starting with market capitalization as the fair value of our equity on a minority interest basis. We then applied a control premium to our market capitalization to determine fair value on a majority interest basis. In determining our fair value under this approach, we include a control premium, or value obtained from acquiring a controlling interest in an entity. The control premium was based on observable market data and a review of selected transactions of companies that operate in our industry.

Under the second approach, the guideline transaction method uses valuation multiples of companies engaged in the same or similar lines of business as us, which have been acquired, to determine the fair value of our reporting unit's enterprise value. A significant amount of judgment is involved in selecting companies with similar characteristics and determining appropriate risk-adjusted multiples. If different assumptions are used, impairment testing could yield different results and an impairment of goodwill may need to be recorded.

The Company also reconciles the fair value of our reporting unit with our market capitalization to determine if it is reasonable compared to the external market indicators. If our reconciliation indicates a significant difference between our external market capitalization and the fair value of our reporting unit, we review and adjust, if appropriate.

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

The goodwill impairment test is a two-step process. If we determine in the first step of our impairment test that the fair value of our reporting unit exceeds book value, then our goodwill is not impaired and the second step is not required. If we determine that the book value of our reporting unit is greater than fair value, then we complete the second step of the goodwill impairment test. The second step compares the implied fair value of our goodwill with its carrying amount. The implied fair value of our goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination. Therefore, we are required to allocate our fair value to all of our assets and liabilities (including any unrecognized intangible assets such as the Kangaroo Express® brand) as if we had been acquired in a business combination for a price equal to our fair value. The excess of our fair value over the amounts assigned to our assets and liabilities is the implied fair value of our goodwill. If the implied fair value of our goodwill exceeds the carrying value of our goodwill, there is no impairment. If the carrying value of our goodwill exceeds the implied fair value of our goodwill, we must record an impairment charge to reduce the carrying value of our goodwill to its implied fair value. The fair value of our assets and liabilities is affected by market conditions; thus volatility in prices could have a material impact on the determination of the implied fair value of our goodwill at the annual impairment test date. No impairment charges related to goodwill were recognized in the first six months of fiscal 2014.

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

As of March 27, 2014 and September 26, 2013, we had fixed-rate debt outstanding of $250.0 million, and we had variable-rate debt outstanding of $251.8 million and $253.1 million, respectively. The following table presents the future principal cash flows and weighted-average interest rates by fiscal year on our existing long-term debt instruments based on rates in effect as of March 27, 2014. Fair values have been determined based on quoted market prices as of March 27, 2014.

	Expected Maturity Date
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$—	$—	$—	$—	$—	$250,000	$250,000	$270,000
Weighted-average interest rate	8.38%	8.38%	8.38%	8.38%	8.38%	8.38%
Long-term debt (variable rate)	$1,275	$2,550	$2,550	$2,550	$2,550	$240,337	$251,812	$253,701
Weighted-average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

At March 27, 2014 and September 26, 2013, the interest rate on approximately 50.0% of our debt was fixed by the nature of the obligation. The annualized effect of a one percentage point change in our floating rate debt obligations at March 27, 2014 would be an increase to interest expense of approximately $2.5 million.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Except for the risk factors described in our Form 10-Q for the quarter ended December 26, 2013, there have been no material changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended September 26, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the second quarter of fiscal 2014.

The following table lists all repurchases during the second quarter of fiscal 2014 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 27, 2013 - January 23, 2014	—	$—	—	$—
January 24, 2014 - February 27, 2014	1,290	$13.64	—	—
February 28, 2014 - March 27, 2014	4,029	$15.05	—	—
Total	5,319	$14.71	—	$—

(1)	Represents shares repurchased in connection with tax withholding obligations under The Pantry, Inc. 2007 Omnibus Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).
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

10.1	The Pantry, Inc. Fiscal 2014 RooMax Incentive Award Program

10.2
Fourth Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated March 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.3
Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated March 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.4	Independent Director Compensation Program, Sixth Amendment January 2014

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

THE PANTRY, INC.
By: /s/ B. Clyde Preslar
B. Clyde Preslar

Senior Vice President and Chief Financial Officer

(Authorized Officer and Principal
Financial Officer)

Date:	May 1, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

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

10.1	The Pantry, Inc. Fiscal 2014 RooMax Incentive Award Program

10.2
Fourth Amendment to Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated March 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.3
Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated March 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission)

10.4	Independent Director Compensation Program, Sixth Amendment January 2014

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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