Form 10-Q
period 2014-06-26
PANTRY INC
filed 2014-07-30
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2014
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	23,443,906 SHARES
(Class)	(Outstanding at July 24, 2014)

THE PANTRY, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE PANTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except par value and shares)	June 26, 2014	September 26, 2013
ASSETS
Current assets:
Cash and cash equivalents	$50,005	$57,168
Receivables	67,815	64,936
Inventories	148,291	132,229
Prepaid expenses and other current assets	19,769	19,120
Deferred income taxes	20,418	18,698
Total current assets	306,298	292,151
Property and equipment, net	878,192	902,796
Other assets:
Goodwill and other intangible assets	440,712	440,982
Other noncurrent assets	83,086	79,297
Total other assets	523,798	520,279
TOTAL ASSETS	$1,708,288	$1,715,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,550	$2,550
Current maturities of lease finance obligations	11,468	11,018
Accounts payable	156,760	153,693
Accrued compensation and related taxes	13,274	10,315
Other accrued taxes	21,397	26,207
Self-insurance reserves	28,560	30,700
Other accrued liabilities	46,030	47,178
Total current liabilities	280,039	281,661
Other liabilities:
Long-term debt	496,775	498,414
Lease finance obligations	425,878	434,022
Deferred income taxes	61,129	59,182
Deferred vendor rebates	9,250	10,152
Other noncurrent liabilities	111,390	108,096
Total other liabilities	1,104,422	1,109,866
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,443,906 and 23,556,291 issued and
outstanding at June 26, 2014 and September 26, 2013, respectively	234	236
Additional paid-in capital	220,206	218,911
Accumulated other comprehensive loss, net of deferred income taxes of $0 and $170 at June 26, 2014 and
September 26, 2013, respectively	—	(266)
Retained earnings	103,387	104,818
Total shareholders’ equity	323,827	323,699
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,708,288	$1,715,226

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Revenues:
Merchandise	$484,522	$476,596	$1,351,384	$1,324,393
Fuel	1,534,603	1,516,055	4,239,021	4,475,682
Total revenues	2,019,125	1,992,651	5,590,405	5,800,075
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	320,202	315,741	894,526	875,499
Fuel cost of goods sold (exclusive of items shown separately below)	1,479,682	1,462,222	4,092,868	4,324,242
Store operating	123,385	123,275	376,917	371,808
General and administrative	24,623	26,078	76,278	75,179
Impairment charges	1,082	776	2,818	3,955
Depreciation and amortization	27,259	29,446	84,894	87,570
Total costs and operating expenses	1,976,233	1,957,538	5,528,301	5,738,253
Income from operations	42,892	35,113	62,104	61,822
Interest expense	21,398	21,959	64,081	67,218
Income (loss) before income taxes	21,494	13,154	(1,977)	(5,396)
Income tax expense (benefit)	7,473	7,216	(546)	(1,412)
Net income (loss)	$14,021	$5,938	$(1,431)	$(3,984)

Earnings (loss) per share:
Basic	$0.61	$0.26	$(0.06)	$(0.18)
Diluted	$0.61	$0.26	$(0.06)	$(0.18)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Net income (loss)	$14,021	$5,938	$(1,431)	$(3,984)
Other comprehensive income (loss), net of tax:
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreements, net of deferred income taxes of $46, $63, $170 and $188, respectively	69	98	266	295
Comprehensive income (loss)	$14,090	$6,036	$(1,165)	$(3,689)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in thousands)	June 26, 2014	June 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,431)	$(3,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,894	87,570
Impairment charges	2,818	3,955
Provision for deferred income taxes	56	(1,056)
Stock-based compensation expense	2,349	2,348
Other	3,755	4,340
Changes in operating assets and liabilities:
Receivables	(3,600)	2,042
Inventories	(16,062)	(8,646)
Prepaid expenses and other current assets	200	(1,450)
Accounts payable	3,067	7,443
Other current liabilities	3,980	(6,919)
Other noncurrent assets and liabilities, net	(2,543)	(4,530)
Net cash provided by operating activities	77,483	81,113
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(76,159)	(58,726)
Proceeds from sales of property and equipment	3,631	3,359
Acquisition of business, net of cash acquired	—	(502)
Other	—	351
Net cash used in investing activities	(72,528)	(55,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(1,913)	(62,621)
Repayments of lease finance obligations	(10,104)	(7,393)
Borrowings under revolving credit facility	161,000	158,000
Repayments of revolving credit facility	(161,000)	(158,000)
Other	(101)	(609)
Net cash used in financing activities	(12,118)	(70,623)
Net decrease in cash and cash equivalents	(7,163)	(45,028)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	57,168	89,175
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,005	$44,147
Cash paid (received) during the period:
Interest	$56,659	$60,631
Income taxes	$(51)	$(391)
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$1,671	$1,312
Accrued purchases of property and equipment	$7,753	$13,557

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The Pantry

As of June 26, 2014, we operated 1,527 convenience stores primarily in the southeastern United States. Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of June 26, 2014, we operated 225 quick service restaurants and 235 of our stores included car wash facilities. Self-service fuel is sold at 1,516 locations, of which 1,020 sell fuel under major oil company brand names including BP® Products North America, Inc. ("BP"), CITGO®, ConocoPhillips®, ExxonMobil®, Marathon® Petroleum Company, LLC ("Marathon"), Shell® and Valero®.

The accompanying unaudited condensed consolidated financial statements include the accounts of The Pantry, Inc. and its wholly owned subsidiary. References in this report to "the Company," "Pantry," "The Pantry," "we," "us" and "our" refer to The Pantry, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. Transactions and balances of our wholly owned subsidiary are immaterial to the condensed consolidated financial statements.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records and all amounts as of June 26, 2014 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in our annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2013.

Our results of operations for the three and nine months ended June 26, 2014 and June 27, 2013 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher sales volumes during the summer months than during the winter months.

References in this report to "fiscal 2014" refer to our current fiscal year, which ends on September 25, 2014, references to "fiscal 2013" refer to our prior fiscal year, which ended September 26, 2013, and references to "fiscal 2012" refer to our fiscal year, which ended September 27, 2012, all of which are 52 week years.

Excise and Other Taxes

We pay federal and state excise taxes on petroleum products. Fuel revenues and cost of goods sold included excise and other taxes of approximately $198.5 million and $579.3 million for the three and nine months ended June 26, 2014, respectively and $203.5 million and $601.0 million for the three and nine months ended June 27, 2013, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through fuel cost of goods sold ratably over the fiscal year, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of June 26, 2014 and June 27, 2013, we increased inventory by capitalizing fuel expansion variances of approximately $11.5 million and $11.3 million, respectively. At the end of any fiscal year, the entire variance is absorbed into fuel cost of goods sold.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations. The update requires that only those disposals which represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results be reported as discontinued operations. The new standard is effective for all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted for disposals that have not yet been reported in financial statements previously issued or available for issuance. We adopted this ASU in the third quarter of fiscal 2014. The adoption of this new guidance did not have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU changes the requirements for revenue recognition. The ASU prescribes a five step process in order for entities to be able to recognize revenue, in which they must 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard is effective for all revenue transactions occurring during annual reporting periods beginning on or after December 15, 2016, including interim reporting periods within this reporting period. Early adoption is not permitted. We will adopt this standard in the first quarter of fiscal 2018 and are currently assessing the impact this ASU will have on our financial position, results of operations and cash flows.

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

No impairment charges related to goodwill and other intangible assets were recognized during the first nine months of fiscal 2014 or fiscal 2013.

The following table reflects goodwill and other intangible asset balances for the periods presented:

(in thousands)	June 26, 2014				September 26, 2013
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Unamortized
Goodwill	N/A	$436,102	N/A	$436,102	N/A	$436,102	N/A	$436,102
Amortized
Customer agreements	13.3	1,356	(986)	370	13.3	1,356	(923)	433
Non-compete agreements	33.3	7,974	(3,734)	4,240	32.8	7,974	(3,527)	4,447
		$9,330	$(4,720)	$4,610		$9,330	$(4,450)	$4,880
Total goodwill and other intangible assets		$445,432	$(4,720)	$440,712		$445,432	$(4,450)	$440,982

NOTE 3 – IMPAIRMENT CHARGES

The following table reflects asset impairment charges for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Operating stores	$672	$491	$2,321	$2,103
Surplus properties	410	285	497	1,852
Total impairment charges	$1,082	$776	$2,818	$3,955

Operating Stores.  We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We compared the carrying amount of these operating store assets to their estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. We recorded impairment charges related to operating stores as detailed in the table above. There were no operating stores classified as held for sale as of June 26, 2014 and September 26, 2013.

Surplus Properties.  We test our surplus properties for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Periodically management determines that certain surplus properties should be classified as held for sale because of a change in facts and circumstances, including increased marketing and bid activity. We estimate the fair value of these and other surplus properties where events or changes in circumstances indicated, based on marketing and bid activity, that the carrying amount of the assets may not be recoverable. Based on these estimates, we determined that the carrying values of certain surplus properties exceeded fair value resulting in the impairment charges as detailed above. Surplus properties classified as held for sale and included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets were $5.6 million and $4.7 million as of June 26, 2014 and September 26, 2013, respectively.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Refer to Note 9, Fair Value Measurements, for additional information regarding the determination of fair value.

NOTE 4 - DEBT

The components of long-term debt for the periods presented consisted of the following:

(in thousands)	June 26, 2014	September 26, 2013

Senior secured term loan	$251,175	$253,087
Senior unsecured notes	250,000	250,000
Total long-term debt	501,175	503,087
Less—current maturities	(2,550)	(2,550)
Less—unamortized debt discount	(1,850)	(2,123)
Long-term debt, net of current maturities and unamortized debt discount	$496,775	$498,414

We are party to the Fourth Amended and Restated Credit Agreement, as amended, which provides for a $480.0 million senior secured credit facility ("credit facility"). Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255.0 million senior secured term loan which matures in 2019. In addition, the credit facility provides for the ability to incur additional term loans and increases in the secured revolving credit facility in an aggregate principal amount of up to $200.0 million provided certain conditions are satisfied. The interest rate on borrowings under the revolving credit facility is dependent on our consolidated total leverage ratio, and at our option, is either the base rate (generally the applicable prime lending rate of Wells Fargo Bank, National Association, as announced from time to time) plus 250 to 350 basis points or LIBOR plus 350 to 450 basis points. Our current interest rate under the revolving credit facility is, at our option, either the base rate plus 350 basis points or LIBOR plus 450 basis points, with an unused commitment fee of 50 basis points. The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 375 basis points, with a LIBOR floor of 100 basis points. Based on our current leverage ratio, the interest rate is LIBOR plus 375 basis points with a LIBOR floor of 100 basis points.

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
As of June 26, 2014, we had approximately $84.9 million of standby letters of credit issued under the credit facility. After taking into account outstanding letters of credit and the consolidated total adjusted leverage ratio constraint to availability, approximately $140.1 million was available for future borrowing under the revolving credit facility, of which $75.1 million was available for the issuances of letters of credit. The standby letters of credit primarily relate to vendor contracts, self-insurance programs and regulatory requirements.

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

As of June 26, 2014, we were in compliance with all covenants and restrictions. Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit agreement governing our credit facility, including financial and negative covenants.
The fair value of our long-term debt is disclosed in Note 9, Fair Value Measurements.
The remaining annual maturities of our long-term debt as of June 26, 2014 are as follows:

(in thousands)
Fiscal year
2014	$638
2015	2,550
2016	2,550
2017	2,550
2018	2,550
Later years	490,337
Total principal payments	$501,175

NOTE 5 – STOCK-BASED COMPENSATION
We account for stock-based compensation by estimating the fair value of stock options using the Black-Scholes option pricing model. Restricted stock awards and restricted stock units (collectively time-based restricted stock) and performance-based restricted stock are valued at the market price of a share of our common stock on the date of grant. We recognize this fair value as an expense in general and administrative expenses in our Condensed Consolidated Statements of Operations over the requisite service period using the straight-line method. We adjust the expense recognized on performance-based restricted stock based on the probability of achieving performance metrics.

Stock-based compensation grants, for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Shares granted
Stock options	1	—	128	165
Time-based restricted stock	7	5	144	253
Performance-based restricted stock	3	2	202	256
Total shares granted	11	7	474	674

Fair value of shares granted
Stock options	$5	$—	$573	$1,898
Time-based restricted stock	91	19	2,242	2,912
Performance-based restricted stock	48	76	3,184	2,978
Total fair value of shares granted	$144	$95	$5,999	$7,788

The components of stock-based compensation expense in general and administrative expenses in our Condensed Consolidated Statements of Operations for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Stock options	$93	$66	$322	$268
Time-based restricted stock	439	512	1,693	1,854
Performance-based restricted stock	88	45	334	226
Total stock-based compensation expense	$620	$623	$2,349	$2,348

NOTE 6 - INTEREST EXPENSE

The components of interest expense for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Interest on long-term debt, including amortization of deferred financing costs	$10,055	$10,553	$29,931	$32,444
Interest on lease finance obligations	10,959	11,026	32,895	33,258
Amortization of terminated interest rate swaps	115	161	436	483
Amortization of debt discount	91	84	273	696
Miscellaneous	178	135	546	337
Interest expense	$21,398	$21,959	$64,081	$67,218

NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares available to common shareholders. Diluted earnings (loss) per share is computed on the basis of the weighted-average number of common shares available to common shareholders, plus the effect of unvested restricted stock and stock options using the "treasury stock" method.

Stock options and restricted stock representing 56 thousand and 294 thousand shares for the three months ended June 26, 2014 and June 27, 2013, respectively, were anti-dilutive and were not included in the diluted earnings per share calculation. Stock options and restricted stock representing 1.1 million and 1.5 million shares for the nine months ended June 26, 2014 and June 27, 2013, respectively, were anti-dilutive and were not included in the diluted loss per share calculation. In periods in which a net loss is incurred, no common stock equivalents are included since they are anti-dilutive. As such, all stock options and restricted stock outstanding are excluded from the computation of diluted loss per share in those periods.

The following table reflects the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 26, 2014	June 27, 2013	June 26, 2014	June 27, 2013
Net earnings (loss)	$14,021	$5,938	$(1,431)	$(3,984)
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,910	22,739	22,853	22,673
Earnings (loss) per share—basic	$0.61	$0.26	$(0.06)	$(0.18)
Earnings (loss) per share—diluted:
Weighted-average shares outstanding	22,910	22,739	22,853	22,673
Weighted-average potential dilutive shares outstanding	101	157	—	—
Weighted-average shares and potential dilutive shares outstanding	23,011	22,896	22,853	22,673
Earnings (loss) per share—diluted	$0.61	$0.26	$(0.06)	$(0.18)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of June 26, 2014, we were contingently liable for outstanding letters of credit in the amount of approximately $84.9 million primarily related to vendor contracts, self-insurance programs and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

On October 19, 2009, Patrick Amason, on behalf of himself and a putative class of similarly situated individuals, filed suit against The Pantry in the United States District Court for the Northern District of Alabama, Western Division (Patrick Amason v. Kangaroo Express and The Pantry, Inc., No. CV-9-P-2117-W). On September 9, 2010, a first amended complaint was filed adding Enger McConnell as a plaintiff on behalf of herself and a putative class of similarly situated individuals. The plaintiffs sought class action status, alleging that The Pantry included more information than is permitted on electronically-printed credit and debit card receipts in willful violation of the Fair and Accurate Credit Transactions Act, codified at 15 U.S.C. § 1681c(g). The plaintiffs sought an award of statutory damages of $100 to $1,000 for each alleged willful violation of the statute, as well as attorneys' fees, costs, punitive damages and a permanent injunction against the alleged unlawful practice.

On October 8, 2013, we reached a proposed settlement in principle with the plaintiffs. We incurred a charge of $3.1 million in the fourth quarter of fiscal 2013 relating to the proposed settlement. The settlement was finalized in a definitive agreement and, on July 3, 2014, the District Court approved the settlement and certified a settlement class consisting of all natural persons residing in the State of Alabama who (1) purchased items inside a store located in Alabama and operated by The Pantry from June 1, 2009 through November 30, 2009, inclusive, (2) paid with a debit card or credit card, (3) were responsible for the charges on the debt card or credit card used in the transaction, and (4) received at the point of sale or transaction an electronically-printed receipt showing the first four and last four digits of the card number. The approval of the settlement resulted in the dismissal of this lawsuit except that the Court retained jurisdiction to enforce the terms of the settlement agreement.
Under the settlement, our minimum liability is $1.5 million plus the amount of attorneys’ fees awarded and our maximum liability, including legal fees and expenses, is $5.0 million. Based upon the claims filed, we estimate that our liability, inclusive of attorneys’ fees and expenses, will approximate the $3.1 million previously accrued.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of June 26, 2014, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

As of June 26, 2014, environmental reserves of approximately $5.2 million and $69.7 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 26, 2013, environmental liabilities of approximately $5.2 million and $66.2 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental liabilities represent our estimates for future expenditures for remediation associated with 571 and 582 known contaminated sites as of June 26, 2014 and September 26, 2013, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $67.5 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $7.4 million for remediation.

As of June 26, 2014, anticipated reimbursements of $1.8 million are recorded as current receivables and $67.5 million are recorded as other noncurrent assets. As of September 26, 2013, anticipated reimbursements of $2.4 million were recorded as current receivables and $63.6 million were recorded as other noncurrent assets. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental liabilities have been established with remediation costs based on internal and external estimates for each site. Future remediation for which the timing of services can be reliably estimated is discounted at 6.3% to determine the reserve.

Although we anticipate that we will be reimbursed for certain expenditures from state trust funds and private insurance, until such time as a claim for reimbursement has been formally accepted for coverage and payment, there is a risk of our reimbursement claims being rejected by a state trust fund or insurer. In Florida, remediation of such contamination reported before January 1, 1999 will be performed by the state (or state approved independent contractors) and substantially all of the remediation costs, less any applicable deductibles, will be paid by the state trust fund. We will perform remediation in other states through the use of independent contractor firms. For certain sites, the state trust fund does not cover a deductible or has a co-pay which may be less than the cost of such remediation. Although we are not aware of releases or contamination at other locations where we currently operate or have operated stores, any such releases or contamination could require substantial remediation expenditures, some or all of which may not be eligible for reimbursement from state trust funds or private insurance.

As of June 26, 2014 and September 26, 2013, there are 143 and 147 sites, respectively, identified as contaminated that are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. These sites are not included in our environmental liabilities. Additionally, we are awaiting closure notices on several other locations that will release us from responsibility related to known contamination at those sites. These sites continue to be considered in our environmental liabilities until a final closure notice is received.

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of June 26, 2014, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $5.2 million and $9.3 million, respectively. As of September 26, 2013, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $1.3 million and $10.2 million, respectively.

We purchase over 50% of our general merchandise from a single wholesaler, McLane Company, Inc. ("McLane"). During the second quarter of fiscal 2014 we entered into a new distribution service agreement with McLane that expires December 31, 2019. The new distribution service agreement replaced the distribution service agreement dated August 1, 2008, as amended, between the parties.

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2015 to 2019 as of June 26, 2014. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased. Therefore, the contractual obligation we must reimburse the respective oil company if we default may be different than the unamortized balance recorded as deferred vendor rebates.

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
Our financial instruments not measured at fair value on a recurring basis includes cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the condensed consolidated financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. We believe the fair value determination of these short-term financial instruments is a Level 1 measure. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The fair value of our indebtedness was approximately $523.1 million and $522.5 million as of June 26, 2014 and September 26, 2013, respectively. We believe the fair value determination of long-term debt is a Level 2 measure.

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

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table below may reflect values at earlier measurement dates and may no longer represent their fair values as of the three months and nine months ended June 26, 2014 and June 27, 2013.

	Three Months Ended				Nine Months Ended
	June 26, 2014		June 27, 2013		June 26, 2014		June 27, 2013
(in thousands)	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties
Non-recurring basis
Fair value measurement	$893	$1,218	$1,473	$1,565	$4,536	$1,730	$4,609	$4,972
Carrying amount	1,565	1,628	1,964	1,850	6,857	2,227	6,712	6,824
Realized loss	$(672)	$(410)	$(491)	$(285)	$(2,321)	$(497)	$(2,103)	$(1,852)

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

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as "believe," "plan," "expect," "anticipate," "will," "may," "intend," "outlook," "target", "forecast," "goal," "guidance" or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated financial performance, projected costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies, the ability to divest non-core assets, and expectations regarding remodeling, re-branding, re-imaging or otherwise converting our stores or opening new stores are forward-looking statements, as are our statements relating to our anticipated liquidity, financial position and compliance with our covenants under our credit and other agreements, our pricing and merchandising strategies and their anticipated impact and our intentions with respect to acquisitions, the construction of new stores, including additional quick service restaurants, the remodeling of our existing stores and store closures. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

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

For a discussion of these and other risks and uncertainties, please refer to the Risk Factors and Critical Accounting Policies and Estimates included in our Annual Report on Form 10-K and the description of material changes therein, if any, included in our Quarterly Reports on Form 10-Q. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of July 30, 2014. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are a leading independently operated convenience store chain in the southeastern United States. As of June 26, 2014, we operated 1,527 stores in 13 states primarily under the Kangaroo Express® operating banner. All but our smallest stores offer a wide selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

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

Executive Overview

Our net income for the third quarter of fiscal 2014 was $14.0 million, or $0.61 per share, compared to $5.9 million, or $0.26 per share, in the third quarter of fiscal 2013. Adjusted EBITDA for the third quarter of fiscal 2014 was $71.2 million, an increase of $5.9 million, or 9.0%, from the third quarter of fiscal 2013. For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended June 26, 2014 Compared to the Three Months Ended June 27, 2013.

Our total revenue for the third quarter of fiscal 2014 increased $26.5 million or 1.3% from the third quarter of fiscal 2013, primarily due to an increase in our retail price per gallon of 4.1%, partially offset by a decline in comparable fuel gallons sold of 2.3%. Our comparable store merchandise revenue increased 2.3%. We were able to grow comparable store merchandise revenue through a 3.9% increase in sales per customer. Comparable store merchandise revenue increased 3.9% excluding the impact of cigarettes.

We remained focused on upgrading our store base in the third quarter of fiscal 2014. We completed a scrape and rebuild with a new, large-format store. We continue to target 20 new quick service restaurants in fiscal 2014 and opened four during the third quarter bringing our total openings to 11 year to date. We paused our remodel program during the third quarter of fiscal 2014 in order to avoid store disruptions during peak selling periods and to allow us to focus on optimizing returns on remodels recently completed. We plan to resume our remodel program in fiscal 2015. In addition we continue to develop a pipeline of sites to support growth in high potential markets in the future. Over the next several quarters we plan to continue executing our merchandising programs as well as balancing our fuel profitability and volumes throughout our store portfolio. In addition we intend to continue strengthening our position in key markets through remodels, adding quick service restaurants and opening new stores. We also continue evaluating opportunities to enhance density in key markets through disciplined acquisitions of individual stores or chains of stores.

Market and Industry Trends

Wholesale fuel costs, as measured by the Gulf Spot price, were volatile during the third quarter of fiscal 2014. Wholesale fuel costs fluctuated within a range of approximately $0.24 throughout the quarter with a low on May 6, 2014 of $2.69 and a high on June 19, 2014 of $2.93. These cost increases peaked late in the third quarter after a steady decline midway through the third quarter of fiscal 2014, in comparison to relatively consistent costs with the exception of an initial sharp decline in the third quarter of fiscal 2013. These changes in wholesale fuel costs yielded a retail margin per gallon of 12.9 cents in the third quarter of fiscal 2014 compared to 12.3 cents in the same period of fiscal 2013. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience higher fuel margins when the cost of fuel is declining gradually over a longer period and lower fuel margins when the cost of fuel is increasing or more volatile over a shorter period of time.

Results of Operations

The table below provides a summary of our selected financial data for the three and nine months ended June 26, 2014 and June 27, 2013:

	Three Months Ended			Nine Months Ended
(in thousands, except per gallon and store count data)	June 26, 2014	June 27, 2013	Percent Change	June 26, 2014	June 27, 2013	Percent Change
Merchandise data:
Merchandise revenue	$484,522	$476,596	1.7%	$1,351,384	$1,324,393	2.0%
Merchandise gross profit (1)	$164,320	$160,855	2.2%	$456,858	$448,894	1.8%
Merchandise margin	33.9%	33.8%	N/A	33.8%	33.9%	N/A
Fuel data:
Financial data:
Fuel revenue	$1,534,603	$1,516,055	1.2%	$4,239,021	$4,475,682	(5.3)%
Fuel gross profit (1)(2)	$54,921	$53,833	2.0%	$146,153	$151,440	(3.5)%
Retail fuel data:
Gallons (in millions)	420.2	432.1	(2.8)%	1,222.3	1,267.0	(3.5)%
Margin per gallon (2)	$0.129	$0.123	4.9%	$0.118	$0.118	—%
Retail price per gallon	$3.59	$3.45	4.1%	$3.41	$3.47	(1.7)%
Financial data:
Store operating expenses	$123,385	$123,275	0.1%	$376,917	$371,808	1.4%
General and administrative expenses	$24,623	$26,078	(5.6)%	$76,278	$75,179	1.5%
Impairment charges	$1,082	$776	39.4%	$2,818	$3,955	(28.7)%
Depreciation and amortization	$27,259	$29,446	(7.4)%	$84,894	$87,570	(3.1)%
Interest expense	$21,398	$21,959	(2.6)%	$64,081	$67,218	(4.7)%
Income tax expense (benefit)	$7,473	$7,216	3.6%	$(546)	$(1,412)	(61.3)%
Adjusted EBITDA (3)	$71,233	$65,335	9.0%	$149,816	$153,347	(2.3)%
Comparable store data (4):
Merchandise sales increase (%)	2.3%	1.3%	N/A	2.7%	0.5%	N/A
Merchandise sales increase	$10,767	$5,908	NM	$34,891	$7,006	NM
Retail fuel gallons decrease (%)	(2.3)%	(4.4)%	N/A	(3.1)%	(5.7)%	N/A
Retail fuel gallons decrease	(9,761)	(19,916)	NM	(38,915)	(75,838)	NM
Number of stores:
End of period	1,527	1,562	(2.2)%	1,527	1,562	(2.2)%
Weighted-average store count	1,532	1,567	(2.2)%	1,538	1,571	(2.1)%
NM = Not meaningful

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

(2)
Fuel margin per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees and repairs and maintenance on fuel equipment. Fuel margin per gallon as presented may not be comparable to similarly titled measures reported by other companies.

(3)	For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended June 26, 2014 Compared to the Three Months Ended June 27, 2013.

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

Three Months Ended June 26, 2014 Compared to the Three Months Ended June 27, 2013

Merchandise Revenue and Gross Profit. Merchandise revenue in the third quarter of fiscal 2014 increased $7.9 million from the third quarter of fiscal 2013. Our comparable store merchandise revenue increased 2.3%, or $10.8 million driven by a 3.9% increase in merchandise revenue per customer. We experienced stronger comparable store merchandise revenue growth in packaged beverage products and proprietary food service categories, while we continue to see declining comparable store sales in cigarettes. Our comparable store merchandise revenue increased 3.9% excluding the impact of cigarettes. Merchandise revenue also increased $2.8 million from the third quarter of fiscal 2013 as a result of new convenience store openings and acquisitions since the beginning of the third quarter of fiscal 2013. These increases were partially offset by lost merchandise revenue from stores closed since the beginning of the third quarter of fiscal 2013 of $6.1 million.

Our merchandise gross profit increased $3.5 million or 2.2% from the third quarter of fiscal 2013 primarily due to the increase in sales described above and a 10 basis point improvement in merchandise margin to 33.9% from 33.8% in the third quarter of fiscal 2013. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons and Gross Profit. Fuel revenue in the third quarter of fiscal 2014 increased $18.5 million or 1.2% as a result of an increase in our average retail fuel price per gallon of 4.1% to $3.59 in the third quarter of fiscal 2014 from $3.45 in the third quarter of fiscal 2013, largely due to rising wholesale fuel costs as demonstrated by the changes in Gulf Spot prices. The impact of the higher average fuel price was partially offset by lower retail fuel gallons sold for the third quarter of fiscal 2014, down 2.8%, or 11.9 million gallons compared to the third quarter of fiscal 2013. The gallon decline is due to a 2.3%, or 9.8 million gallon decline in comparable store retail fuel gallons sold, along with 4.6 million gallons lost from stores closed since the beginning of the third quarter of fiscal 2013. The gallons lost from stores closed was partially offset by the impact of new convenience store openings and acquisitions since the beginning of the third quarter of fiscal 2013 of 1.9 million gallons. We achieved further sequential quarterly improvement in comparable store retail fuel gallons sold during the third quarter of fiscal 2014.

Our fuel gross profit increased $1.1 million or 2.0% as the result of an increase in our retail margin per gallon to 12.9 cents in the third quarter of fiscal 2014 from 12.3 cents in the third quarter of fiscal 2013. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 7.2 cents and 6.8 cents per retail gallon for the three months ended June 26, 2014 and June 27, 2013, respectively.

Store Operating. Store operating expenses for the third quarter of fiscal 2014 increased $109 thousand, or 0.1%, from the third quarter of fiscal 2013. The increase is primarily due to an increase in medical and other insurance costs, which is partially offset by a decrease in store labor costs resulting from productivity initiatives and the impact of closed stores.

General and Administrative. General and administrative expenses for the third quarter of fiscal 2014 decreased $1.5 million or 5.6% from the third quarter of fiscal 2013. This decrease is driven by gains related to various property transactions and lower professional fees in the third quarter of fiscal 2014. Professional fees during the third quarter of fiscal 2013, included consulting expenses for a strategic planning initiative.

Impairment Charges. Impairment charges related to operating stores and surplus properties were $1.1 million and $776 thousand for the three months ended June 26, 2014 and June 27, 2013, respectively, as a result of changes in expected cash flows at certain operating stores and management determining that certain facts and circumstances changed regarding specific surplus properties. See Note 3, Impairment Charges and Note 9, Fair Value Measurements in Part I, Item 1, Financial Statements, Notes to Condensed Consolidated Financial Statements.

Interest Expense. Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations. Interest expense for the third quarter of fiscal 2014 was $21.4 million compared to $22.0 million for the third quarter of fiscal 2013. The decrease is primarily due to lower interest rates on our term loan and lower average outstanding borrowings.

Income Tax Expense. Our effective tax rate for the third quarter of fiscal 2014 was 34.8% compared to 54.9% in the third quarter of fiscal 2013. Variances in our effective tax rate are primarily driven by changes in our forecasted level of pre-tax income and the anticipated amount of work opportunity tax credits (“WOTC”). We anticipate our effective tax rate will be approximately 29.0% for fiscal 2014.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, gain (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the third quarter of fiscal 2014 increased $5.9 million, or 9.0%, from the third quarter of fiscal 2013. This increase is primarily attributable to the increase in merchandise gross profit and higher fuel gross profit noted above.

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

The following table contains a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
(in thousands)	June 26, 2014	June 27, 2013
Adjusted EBITDA	$71,233	$65,335
Impairment charges	(1,082)	(776)
Interest expense	(21,398)	(21,959)
Depreciation and amortization	(27,259)	(29,446)
Income tax expense	(7,473)	(7,216)
Net income	$14,021	$5,938

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities for the periods presented:

	Three Months Ended
(in thousands)	June 26, 2014	June 27, 2013
Adjusted EBITDA	$71,233	$65,335
Interest expense	(21,398)	(21,959)
Income tax expense	(7,473)	(7,216)
Stock-based compensation expense	620	623
Changes in operating assets and liabilities	12,096	19,147
Benefit for deferred income taxes	7,817	7,421
Other	1,031	1,567
Net cash provided by operating activities	$63,926	$64,918
Net cash used in investing activities	$(20,303)	$(19,658)
Net cash used in financing activities	$(3,312)	$(10,104)

Nine Months Ended June 26, 2014 Compared to the Nine Months Ended June 27, 2013

Merchandise Revenue and Gross Profit. The increase in merchandise revenue of $27.0 million or 2.0% is primarily attributable to an increase in comparable store merchandise revenue of 2.7% or $34.9 million. We experienced stronger comparable store merchandise revenue growth in packaged beverage products and proprietary food service categories, while we continue to see declining comparable store sales in cigarettes. Our comparable store merchandise revenue increased 4.6% excluding the impact of cigarettes. Merchandise revenue also increased $8.1 million from the beginning of fiscal 2013 as a result of new convenience store openings and acquisitions. This increase was partially offset by the impact of lost merchandise revenue from stores closed or converted to dealer operations since the beginning of fiscal 2013 of $16.3 million.

Our merchandise gross profit increased $8.0 million or 1.8% from the first nine months of fiscal 2013 as a result of the increase in merchandise revenues. The impact from increased merchandise revenues was partially offset by the decline in merchandise margin to 33.8% from 33.9% in the first nine months of fiscal 2014, which was driven by sales mix and more competitive pricing. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons and Gross Profit. The decrease in fuel revenue of $236.7 million or 5.3% is attributable to the decrease in retail fuel gallons sold and a decline in our average retail fuel price per gallon. For the first nine months of fiscal 2014, our average retail fuel price per gallon declined 1.7% to $3.41 from $3.47 in the first nine months of fiscal 2013. Additionally, retail fuel gallons sold decreased 3.5% or 44.7 million gallons compared to the first nine months of fiscal 2014 and 2013, respectively. The gallon decline is primarily attributable to a 3.1% or 38.9 million gallon decline in comparable store retail fuel gallons sold along with 13.3 million gallons lost from stores closed or converted to dealer operations since the beginning of fiscal 2013. This was partially offset by the impact of new convenience store openings and acquisitions since the beginning of fiscal 2013 of 7.9 million gallons. We believe lower consumer retail fuel demand resulting from several factors, including fewer miles driven and colder temperatures, contributed to our decline in comparable retail fuel gallons sold during the first nine months of fiscal 2014.

Our fuel gross profit decreased $5.3 million, or 3.5%, due to the decline in retail fuel gallons sold as our retail margin per gallon was 11.8 cents in the first nine months of fiscal 2014 as well as fiscal 2013. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.9 cents per retail gallon for the nine months ended June 26, 2014 and June 27, 2013.

Store Operating. Store operating expenses for the first nine months of fiscal 2014 increased $5.1 million, or 1.4%, from the first nine months of fiscal 2013. The increase is primarily due to higher utilities costs related to the colder temperatures in our markets in the second quarter of fiscal 2014 and higher insurance costs, related to lower actuarial-based adjustments to our self-insurance reserves for workers compensation and general liability.

General and Administrative. General and administrative expenses for the first nine months of fiscal 2014 increased $1.1 million or 1.5% from the first nine months of fiscal 2013. This increase is driven by higher expected annual incentive plan realization as compared to the prior period, partially offset by lower professional fees.

Impairment Charges. Impairment charges related to operating stores and surplus properties were $2.8 million and $4.0 million for the nine months ended June 26, 2014 and June 27, 2013, respectively, as a result of changes in expected cash flows at certain operating stores and management determining that certain facts and circumstances changed regarding specific surplus properties. See Note 3, Impairment Charges and Note 9, Fair Value Measurements in Part I, Item 1, Financial Statements, Notes to Condensed Consolidated Financial Statements.

Interest Expense. Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations. Interest expense for the first nine months of fiscal 2014 was $64.1 million compared to $67.2 million for the first nine months of fiscal 2013. The decrease is primarily due to lower interest rates on our term loan and lower average outstanding borrowings as a result of repaying $61.3 million of outstanding convertible notes upon maturity in November 2012.

Income Tax Benefit. Our effective tax rate for the first nine months of fiscal 2014 was 27.6% compared to 26.2% in the first nine months of fiscal 2013. Variances in our effective tax rate are primarily driven by changes in our forecasted level of pre-tax income and the anticipated amount of work opportunity tax credits (“WOTC”). We anticipate our effective tax rate will be approximately 29.0% for fiscal 2014.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, gain (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the first nine months of fiscal
2014 decreased $3.5 million, or 2.3%, from the first nine months of fiscal 2013. This decrease is primarily attributable to the decrease in fuel gross profit and increased store operating and general administrative expenses, which is partially offset by higher merchandise gross profit noted above.

The following table contains a reconciliation of Adjusted EBITDA to net loss for the periods presented:

	Nine Months Ended
(in thousands)	June 26, 2014	June 27, 2013
Adjusted EBITDA	$149,816	$153,347
Impairment charges	(2,818)	(3,955)
Interest expense	(64,081)	(67,218)
Depreciation and amortization	(84,894)	(87,570)
Income tax benefit	546	1,412
Net loss	$(1,431)	$(3,984)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities for the periods presented:

	Nine Months Ended
(in thousands)	June 26, 2014	June 27, 2013
Adjusted EBITDA	$149,816	$153,347
Interest expense	(64,081)	(67,218)
Income tax benefit	546	1,412
Stock-based compensation expense	2,349	2,348
Changes in operating assets and liabilities	(14,958)	(12,060)
Benefit for deferred income taxes	56	(1,056)
Other	3,755	4,340
Net cash provided by operating activities	$77,483	$81,113
Net cash used in investing activities	$(72,528)	$(55,518)
Net cash used in financing activities	$(12,118)	$(70,623)

Liquidity and Capital Resources

	Nine Months Ended
(in thousands)	June 26, 2014	June 27, 2013
Cash and cash equivalents at beginning of year	$57,168	$89,175
Net cash provided by operating activities	77,483	81,113
Net cash used in investing activities	(72,528)	(55,518)
Net cash used in financing activities	(12,118)	(70,623)
Cash and cash equivalents at end of period	$50,005	$44,147
Consolidated total adjusted leverage ratio (1)	5.43	5.37
Consolidated interest coverage ratio (1)	2.42	2.40

(1)	As defined by the senior credit facility agreement.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility to finance our operations, pay principal and interest on our debt and fund capital expenditures. We generally experience higher sales volumes during the summer months, and therefore our cash flow from operations tends to be higher during our third and fourth fiscal quarters. We had approximately $84.9 million of standby letters of credit issued under our revolving credit facility as of June 26, 2014.

Cash Flows provided by Operating Activities. Cash provided by operating activities was $77.5 million for the first nine months of fiscal 2014 compared to $81.1 million for the first nine months of fiscal 2013. The decrease is primarily due to changes in working capital of $4.9 million. Changes in working capital used cash of $12.4 million in the first nine months of fiscal 2014 compared to a use of cash of $7.5 million in the first nine months of fiscal 2013. The changes in working capital during the current fiscal year resulted from increases in inventories and receivables and a decrease in other current liabilities.

Cash Flows used in Investing Activities. Cash used in investing activities was $72.5 million for the first nine months of fiscal 2014 compared to $55.5 million for the first nine months of fiscal 2013. Capital expenditures for the first nine months of fiscal 2014 were $76.1 million which was partially offset by proceeds from the sale of property and equipment of $3.6 million. Capital expenditures for the first nine months of fiscal 2013 were $58.7 million which was partially offset by proceeds from the sale of property and equipment of $3.4 million. Capital expenditures primarily relate to store improvements, store equipment, new store development including quick service restaurants, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. The increase in capital expenditures in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 is primarily due to our store remodel, quick service restaurants and new store initiatives. The proceeds from the sale of property and equipment relate to our ongoing initiative to divest our under-performing store assets and non-productive surplus properties. We finance substantially all capital expenditures through cash flows from operations, asset dispositions and vendor reimbursements. We anticipate that capital expenditures for fiscal 2014 will be approximately $100.0 million.

Cash Flows used in Financing Activities. Cash used in financing activities was $12.1 million for the first nine months of fiscal 2014 compared to $70.6 million for the first nine months of fiscal 2013. The decrease in cash flows from financing activities is primarily related to the use of available cash to repay the $61.3 million of outstanding convertible notes in the first three months of fiscal 2013.

Sources of Liquidity

As of June 26, 2014, we had approximately $50.0 million in cash and cash equivalents and approximately $140.1 million in available borrowing capacity under our revolving credit facility after taking into account outstanding letters of credit and the consolidated total adjusted leverage ratio constraint to availability. Approximately $75.1 million was available for the issuances of letters of credit.

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

Our financing strategy is to maintain liquidity and access to capital markets while reducing our leverage. We expect to continue to have access to capital markets on both short and long-term bases when needed for liquidity purposes. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining our credit ratings. Our credit ratings and outlooks issued by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") as of June 26, 2014, are summarized below:

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

The interest rate on borrowings under the revolving credit facility is dependent on our consolidated total leverage ratio, and at our option, is either the base rate (generally the applicable prime lending rate of Wells Fargo Bank, National Association, as announced from time to time) plus 250 to 350 basis points or LIBOR plus 350 to 450 basis points. Our current interest rate under the revolving credit facility is, at our option, either the base rate plus 350 basis points or LIBOR plus 450 basis points, with an unused commitment fee of 50 basis points. The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 375 basis points, with a LIBOR floor of 100 basis points. Our current interest rate under the senior secured term loan is LIBOR (with a floor of 100 basis points) plus 375 basis points. Interest under the credit facility is paid on the last day of each LIBOR interest period, but no less than every three months.

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

As of June 26, 2014, we were in compliance with all covenants under our credit facility and senior notes.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations. The update requires that only those disposals which represent a strategic shift that will have a major effect on the Company’s financial statements be reported as discontinued operations. The new standard is effective for all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted for disposals that have not yet been reported in financial statements previously issued or available for issuance. We adopted this ASU in the third quarter of fiscal 2014. The adoption of this new guidance did not have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU changes the requirements for revenue recognition. The ASU prescribes a five step process in order for entities to be able to recognize revenue, in which they must 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The new standard is effective for all revenue transactions occurring during annual reporting periods beginning on or after December 15, 2016, including interim reporting periods within this reporting period. Early adoption is not permitted. We will adopt this standard in the first quarter of fiscal 2018 and are currently assessing the impact this ASU will have on our financial position, results of operations and cash flows.

Critical Accounting Policies

As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended September 26, 2013, we consider our accounting policies on store closing and impairment charges, goodwill, asset retirement obligations, self-insurance liabilities and environmental liabilities and related receivables to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. Other than the goodwill critical accounting policy disclosures described in our Form 10-Q for the quarter ended March 29, 2014, there have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 26, 2013.

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

As of June 26, 2014 and September 26, 2013, we had fixed-rate debt outstanding of $250.0 million, and we had variable-rate debt outstanding of $251.2 million and $253.1 million, respectively. The following table presents the future principal cash flows and weighted-average interest rates by fiscal year on our existing long-term debt instruments based on rates in effect as of June 26, 2014. Fair values have been determined using available market information, including reported trades and benchmark yields as of June 26, 2014.

	Expected Maturity Date
(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$—	$—	$—	$—	$—	$250,000	$250,000	$270,313
Weighted-average interest rate	8.38%	8.38%	8.38%	8.38%	8.38%	8.38%
Long-term debt (variable rate)	$638	$2,550	$2,550	$2,550	$2,550	$240,337	$251,175	$252,745
Weighted-average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

At June 26, 2014 and September 26, 2013, the interest rate on approximately 50.0% of our debt was fixed by the nature of the obligation. The annualized effect of a one percentage point change in our floating rate debt obligations at June 26, 2014 would result in an increase to interest expense of approximately $2.5 million.

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

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the third quarter of fiscal 2014.

The following table lists all repurchases during the third quarter of fiscal 2014 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2014 - April 24, 2014	—	$—	—	$—
April 25, 2014 - May 29, 2014	315	$14.43	—	—
May 30, 2014 - June 26, 2014	—	$—	—	—
Total	315	$14.43	—	$—

(1)	Represents shares repurchased in connection with tax withholding obligations under The Pantry, Inc. 2007 Omnibus Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 6.  Exhibits.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).
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

10.1	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan.

10.2	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan.

10.3	Employment Agreement effective as of April 17, 2014 by and between Gordon Schmidt and the Company.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

THE PANTRY, INC.
By: /s/ B. Clyde Preslar
B. Clyde Preslar

Senior Vice President and Chief Financial Officer

(Authorized Officer and Principal
Financial Officer)

Date:	July 30, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

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

10.1	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan.

10.2	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan.

10.3	Employment Agreement effective as of April 17, 2014 by and between Gordon Schmidt and the Company.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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