Form 10-K
period 2014-09-25
PANTRY INC
filed 2014-12-09
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 27, 2014 was $324,642,413.

As of December 4, 2014, there were issued and outstanding 23,441,536 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Pantry’s Proxy Statement for the Annual Meeting of Stockholders to be held March 12, 2015 are incorporated by reference in Part III of this Form 10-K.

THE PANTRY, INC.

PART I

Item 1.   Business.

General

We are a leading independently operated convenience store chain in the southeastern United States. As of September 25, 2014, we operated 1,518 stores in 13 states primarily under the Kangaroo Express® operating banner. All but our very smallest stores offer a wide selection of merchandise which includes foodservice, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

Our principal executive offices are located at 305 Gregson Drive, Cary, North Carolina 27511. Our telephone number is 919-774-6700. We were originally incorporated under the laws of Delaware on July 13, 1987.

References in this annual report to "The Pantry," "Pantry," "we," "us," "our" and "our company" refer to The Pantry, Inc. and its subsidiary. References to "fiscal 2014" refer to our fiscal year which ended on September 25, 2014, references to "fiscal 2013" refer to our fiscal year which ended on September 26, 2013, references to "fiscal 2012" refer to our fiscal year which ended on September 27, 2012, references to "fiscal 2011" refer to our fiscal year which ended on September 29, 2011. All fiscal years presented included 52 weeks, except fiscal 2010, which included 53 weeks.

Operations

Our convenience stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers.

Each convenience store is generally staffed with a store manager, a lead assistant manager and sales associates who work various shifts to enable most stores to remain open 24 hours a day, seven days a week. Select stores are staffed with a store manager, a lead assistant manager, an assistant manager store food and sales associates. We operate 233 proprietary foodservice and quick service restaurants at 230 of our locations. Our field operations organization is comprised of a network of divisional vice presidents, regional directors and district managers who, with our corporate management, evaluate store operations. Each district manager typically oversees an average of 12 stores. We also monitor store conditions, maintenance and customer service through a regular store visitation program by district and region management as well as periodic visits by our executives and corporate management.

Merchandise Operations.  Our convenience stores offer a wide assortment of food, beverages, non-food merchandise and various services. The following table details our category sales, as a percentage of total merchandise sales, for the last five fiscal years:

	2014	2013	2012	2011	2010
Cigarettes	28.8%	30.1%	31.5%	33.2%	33.4%
Grocery and other tobacco products	24.2	24.0	23.6	23.6	24.5
Packaged beverages	17.2	16.6	16.1	15.7	15.2
Beer and wine	15.0	14.9	14.8	14.8	14.9
Foodservice	11.3	10.8	10.6	9.4	9.0
Services	3.5	3.6	3.4	3.3	3.1
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Our foodservice category includes both proprietary foodservice and quick service restaurants consisting of major national brands and our in-house proprietary brand, Aunt M’s®. The following table shows our quick service restaurants by brand:

	2014	2013
Subway®	150	149
Aunt M® (1)	36	37
Little Caesars®	19	2
Dairy Queen®	13	12
Hardee's®	6	6
Krystal®	5	5
Baskin Robbins®	2	4
Other (2)	2	7
	233	222

(1) Our in-house proprietary quick service restaurants feature breakfast biscuits, fried chicken, deli and other hot food offerings.
(2) Other includes Church’s® in fiscal 2014 and Church’s®, Quiznos® and Taco Del Mar® in fiscal 2013.

Our services revenue is derived from sales of lottery tickets, prepaid products, money orders, ATMs and other ancillary product and service offerings. We also offer car washes at 235 locations.

Fuel Operations.  We offer a mix of branded and private branded fuel based on an evaluation of local market conditions and other factors. The following table illustrates the number of locations selling branded and private branded retail fuel at the end of each of the last five fiscal years:

	2014	2013	2012	2011	2010
Branded	1,031	1,029	1,026	1,107	1,088
Private branded	477	507	540	526	532
Total	1,508	1,536	1,566	1,633	1,620

We purchase fuel from major oil companies and independent refiners. We purchase our branded fuel from major oil companies under multi-year supply agreements. Our branded fuel is sold under the Marathon®, BP®, CITGO®, Shell®, ExxonMobil®, ConocoPhillips® and Valero® brand names. The majority of our private branded fuel is sold under our Kangaroo Express® banner. Our fuel supply agreements typically contain provisions relating to, among other things, minimum volumes, payment terms, use of the supplier’s brand names, compliance with the supplier’s requirements, credit card processing and fees, acceptance of the supplier’s credit cards, insurance coverage and compliance with legal and environmental requirements. Our inventories of fuel turn approximately every five days.

We have wholesale fuel supply arrangements with locations operated by independent operators, who have long-term distribution agreements with the Company, which we refer to as "dealers" and "commission marketers". As of September 25, 2014, we have wholesale fuel supply arrangements with 64 dealer and commission marketer locations.

The following table highlights certain information regarding our combined branded and private branded fuel supply during fiscal 2014:

Fuel Supply	2014	Contract Expiration Calendar Year
Marathon(1)	46.3%	2017
BP®(2)	26.0%	2019
Other(3)	27.7%
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

Distribution

Merchandise.  In fiscal 2014, we purchased approximately 57% of our merchandise, including most tobacco and grocery products, through a single wholesale grocer, McLane Company, Inc. ("McLane"), a wholly owned subsidiary of Berkshire Hathaway, Inc. We have a distribution services agreement with McLane pursuant to which McLane is the primary distributor of traditional grocery products to our stores. We purchase the balance of our merchandise from approximately 640 vendors. All merchandise is delivered directly to our stores by McLane or other vendors. We do not maintain additional product inventories other than what is in our stores.

Fuel.  Our fuel is distributed from fuel terminals to our stores through third parties. There are approximately 60 fuel terminals in our operating areas, allowing us to choose from more than one distribution point for most of our stores.

Employees

As of September 25, 2014, we had 15,140 total employees (6,042 full-time and 9,098 part-time), with 14,340 employed in our stores and 800 in corporate and field management positions. Fewer part-time employees are employed during the winter months than during the peak spring and summer seasons. None of our employees are subject to collective bargaining agreements and we consider our employee relations to be in good standing.

Operating Market

We operate convenience stores primarily in the southeastern United States. Approximately 32.0% of our stores are strategically located in coastal/resort areas such as:

•	Jacksonville, Orlando/Disney World® and St. Augustine, Florida;

•	Charleston, Hilton Head and Myrtle Beach, South Carolina; and

•	Gulfport/Biloxi, Mississippi.

These areas attract a large number of tourists who we believe value convenience shopping. Additionally, approximately 21.8% of our stores are situated along major interstates and highways, which benefit from high traffic counts and customers seeking convenient fueling locations, including some stores in coastal/resort areas. Almost all of our stores are freestanding structures averaging approximately 2,900 square feet and provide ample customer parking.

Geographic Information

All of our revenues are generated within the United States and all of our long-lived assets are located within the United States. The following table shows the geographic distribution by state of our stores at the end of each of the last five fiscal years:

	Percentage of Total Stores as of September 25, 2014	Number of Stores as of Fiscal Year End
State		2014	2013	2012	2011	2010
Florida	24.4%	370	374	378	399	415
North Carolina	22.3%	339	348	360	378	382
South Carolina	16.9%	257	266	270	276	279
Georgia	7.2%	110	111	114	128	131
Alabama	7.2%	110	110	110	112	113
Tennessee	6.4%	97	98	98	100	104
Mississippi	6.2%	94	94	95	97	99
Virginia	2.6%	40	44	48	50	50
Kansas	2.7%	41	42	42	43	—
Kentucky	1.4%	22	23	24	27	29
Louisiana	1.8%	27	27	27	27	27
Indiana	0.5%	8	8	9	9	9
Missouri	0.2%	3	3	3	3	—
Total	100.0%	1,518	1,548	1,578	1,649	1,638

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

Acquisitions and Divestitures

Acquisitions.  In fiscal 2011, we purchased 47 stores from Presto Convenience Stores, LLC ("Presto") in Kansas (44) and Missouri (3). The 47 stores purchased separately from Presto operate under the Presto trade name. The Presto acquisition included the real estate underlying 36 of the stores. This acquisition was funded using available cash on hand. There have been no other significant acquisitions in the last five fiscal years.

Divestitures.  We continually evaluate the performance of each of our stores to determine whether any particular store should be closed, sold or converted to wholesale operations based on profitability trends, store conditions and our market presence in the surrounding area. Although closing, selling or converting underperforming stores reduces revenues, our operating results typically improve as these stores are generally unprofitable.

The following table summarizes our activities related to acquisitions, store openings, store closures and sales and store conversions for each of the last five fiscal years:

	Fiscal Year Ended
	2014	2013	2012	2011	2010
Number of stores at the beginning of period	1,548	1,578	1,649	1,638	1,673
Acquired or opened	1	8	—	48	—
Closed or sold	(31)	(36)	(42)	(19)	(34)
Converted	—	(2)	(29)	(18)	(1)
Number of stores at the end of period	1,518	1,548	1,578	1,649	1,638

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our internet website at www.thepantry.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

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

Executive Officers of the Registrant

The following table provides information on our executive officers. There are no family relationships between any of our executive officers:

Name	Age	Title
Dennis G. Hatchell	65	President, Chief Executive Officer and Director
B. Clyde Preslar	60	Senior Vice President, Chief Financial Officer
Keith S. Bell	51	Senior Vice President, Fuels
Thomas D. Carney	67	Senior Vice President, General Counsel and Secretary
Keith A. Oreson	58	Senior Vice President, Human Resources
Gordon W. Schmidt	49	Senior Vice President, Operations
Boris Zelmanovich	44	Senior Vice President, Chief Merchandising Officer
David Zodikoff	50	Senior Vice President, Chief Information Officer

Dennis G. Hatchell joined us as our President and Chief Executive Officer on March 5, 2012, and as a Director on March 27, 2012. Prior to joining us, he was with Alex Lee, Inc., (“Alex Lee”), where he served as Vice Chairman since April 2011. Prior to becoming Vice Chairman, Mr. Hatchell served as President and Chief Operating Officer of Alex Lee from December 1995 to April 2011, where he was responsible for developing and implementing the company’s strategic business plan and operating budgets and overseeing its three operating companies as well as carrying out the succession plan, supervision and training of senior leadership. Mr. Hatchell has also served as President of Lowes Food Stores, Inc., a division of Alex Lee, from 1989 to 1995 and Group Vice President of Merchandising and Store Operations from 1986 to 1989 for H. E. Butt Grocery Company in San Antonio, Texas. Prior to that, Mr. Hatchell served as President of Merchant Distributors, Inc., a division of Alex Lee from 1980 to 1986. He also served in several positions rising to Vice President, General Manager of Western Grocers (Super Valu) in Denver, Colorado from 1972 to 1980. Mr. Hatchell received a Bachelor's degree from University of Colorado in 1971.

B. Clyde Preslar joined us as our Senior Vice President, Chief Financial Officer in February 2013. Prior to joining us, Mr. Preslar served as Senior Vice President and Chief Financial Officer for the short line and regional freight railroad operator, RailAmerica, Inc. Prior to RailAmerica, Inc., Mr. Preslar served as Executive Vice President and Chief Financial Officer at Cott Corporation, a manufacturer of non-alcoholic beverage products, and as Vice President and Chief Financial Officer and Secretary at snack food manufacturer Lance, Inc. Earlier in his career, he was Director of Financial Services for Worldwide Power Tools at Black & Decker, and served as Director of Investor Relations at RJR Nabisco. Mr. Preslar holds a Bachelor’s Degree in Business Administration and Economics from Elon College and a Master’s degree in Business Administration from Wake Forest University. He is a past Director of Alliance One International, Inc. and Forward Air Corporation.

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

Gordon W. Schmidt was appointed our Senior Vice President, Operations in April 2014. Mr. Schmidt first joined us as a Division Vice President, Western Division in July 2013 and served as the Interim Senior Vice President, Operations from March 2014 until his appointment in April 2014. Prior to joining us, Mr. Schmidt was a Group Vice President at Target, responsible for store operations in the southeast, for 11 years. In this capacity, Mr. Schmidt oversaw 11,000 team members in 95 stores across the south and southeast generating increased sales, profits, and productivity for his $2.7 billion unit. Mr. Schmidt earned his Bachelor's Degree in Management from Carson-Newman University in Tennessee.

Boris Zelmanovich joined us as our Senior Vice President, Chief Merchandising Officer in June 2013. Prior to joining us, Mr. Zelmanovich served as Vice President-Merchandising Strategy and Food & Beverage with Big Lots, an international value store chain with 1,500 stores in the USA and Canada. Mr. Zelmanovich was responsible for development of strategic merchandising plans and repositioning the merchandising portfolio to drive market differentiation. Prior to Big Lots, Mr. Zelmanovich worked for nine years at Family Dollar in various Vice President positions in merchandising where he was responsible for food, beverage, candy, general merchandise and household products categories. Mr. Zelmanovich also has additional experience in supply chain management, management consulting and running his own business. Mr. Zelmanovich earned his Bachelor's degree in Logistics & Transportation / Marketing and his Master's Degree in Supply Chain Management & Information Technology from the University of Tennessee.

David Zodikoff joined us as our Senior Vice President, Chief Information Officer in January 2014. Prior to joining us, Mr. Zodikoff served as Chief Information Officer overseeing all technology aspects of human resources, benefits, and payroll services for 1,000 small companies and 13,000 employees at Ambrose Employer Group ("Ambrose") in New York. Before Mr. Zodikoff joined Ambrose, he was a Global IT Director for Whole Foods Market in Austin, Texas. In his 11 years there, he led several IT areas including Private Label, Global Purchasing, Business Intelligence and Retail Systems. In prior positions with Dell, Pepsi, and Citicorp, Mr. Zodikoff led IT architecture, enterprise application architecture, database management, and marketing systems teams. Mr. Zodikoff earned his Bachelor's degree in Computer Science from Cornell University.

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

Changes in credit card expenses could tighten profit margins, especially on fuel.

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

Governmental actions and regulations, such as those noted above, as well as state laws and regulations banning smoking in restaurants and other public places, and limiting the number of cartons that may be purchased, combined with the diminishing social acceptance of smoking, declines in the number of smokers in the general population and private actions to restrict smoking, have resulted in reduced industry volume, and we expect that such actions will continue to reduce consumption levels. These governmental actions could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material effect on our business, financial condition and results of operations.

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

The credit agreement governing our senior credit facility and the indenture governing our senior notes require us to comply with certain covenants. In particular, the credit agreement requires us to comply with certain financial covenants. As discussed under "Capital Resources", "Debt" included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K, the financial covenants under our credit agreement changed as of the end of the first quarter of fiscal 2014. We believe that we will be able to continue to satisfy these covenants; however, certain factors could result in our inability to comply with our covenants. In the event we are unable to comply with our financial covenants, or our performance suggests an impending inability to comply, we would attempt to negotiate with our lenders to obtain loan modifications or, if necessary, waivers of compliance with required ratios under our senior credit facility. We cannot predict whether our lenders will provide loan modifications or waivers, what the terms of such modifications or waivers would be or what impact any such modifications or waivers might have, but depending on the results of such negotiation, the impact could be material to our liquidity, financial condition or results of operations.

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

Finally, a change of control of our company, which for purposes of our credit agreement and the indenture includes, among other things, certain changes in the majority of the directors on our Board, would trigger certain provisions of those documents that could have a material effect on our business. Under our credit agreement, a change of control constitutes an event of default, upon which the lenders holding a majority of the outstanding term loans and revolving credit commitments under the credit facility would be able to accelerate any unpaid loan amounts requiring us to immediately repay all such amounts (plus accrued interest to the date of repayment). Under the indenture, a change of control would require us to offer to purchase all outstanding senior notes at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest, if any, to the purchase date, subject to certain conditions. Failure to make or comply with the purchase offer would be an event of default under the indenture, which would trigger a cross-default under our credit agreement. Additionally, an event of default under our credit agreement that results in the acceleration of indebtedness thereunder would result in an event of default under the indenture. Upon an event of default under the indenture, the requisite noteholders would be able to accelerate and require us to immediately repay all unpaid senior note amounts (plus accrued interest to the date of repayment).

If we default on the credit agreement or the indenture because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. Any acceleration of amounts due would have a material effect on our liquidity and financial condition, and we cannot assure you that we would be able to obtain a waiver of any such default, that we would have sufficient funds to repay all of the outstanding amounts, or that we would be able to obtain alternative financing to satisfy such obligations on commercially reasonable terms or at all.

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

The majority of our general merchandise, including most tobacco products and grocery items, is purchased from a single wholesale grocer, McLane. We have a contract with McLane through December 31, 2019, but we may not be able to renew the contract when it expires, or on similar terms. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with our principal merchandise suppliers could have a material effect on our business, cost of goods sold, financial condition and results of operations.

We depend on suppliers for all of our fuel. A disruption in fuel supply, a change in our relationship with our suppliers or a failure to comply with our fuel supply contracts could have a material effect on our business.

We purchase primarily all of our fuel from oil companies with which we have fuel supply agreements of varying durations. During fiscal 2014, Marathon and BP supplied approximately 72% of our fuel purchases. Refer to Part I, Fuel Operations, of this Annual Report on Form 10-K for further information regarding expiration dates of our fuel contracts.

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

Convenience store businesses and other foodservice operators can be adversely affected by litigation and complaints from customers or government agencies resulting from food quality, illness, or other health or environmental concerns or operating issues stemming from one or more locations. Lack of fresh food handling experience among our workforce increases the risk of food borne illness resulting in litigation and reputational damage. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from purchasing fuel, merchandise or food at one or more of our convenience stores. We could also incur significant liabilities if a lawsuit or claim results in a decision against us. Even if we are successful in defending such litigation, our litigation costs could be significant, and the litigation may divert time and money away from our operations and adversely affect our performance or our ability to continue operating branded quick service restaurants under franchise agreements.

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

If we or our existing stockholders sell shares of our common stock in the public market, including shares issued upon the exercise of outstanding options, or if the market perceives such sales or issuances could occur, the market price of our common stock could decline. As of December 4, 2014, there were 23,441,536 shares of our common stock outstanding, most of which are freely tradable. Sales by our existing stockholders also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate or to use equity as consideration for future acquisitions.

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

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

As of September 25, 2014, we own the real property at 472 of our stores and lease the real property at 1,046 stores. Management believes that none of these leases are individually material. Most of these leases are net leases requiring us to pay all costs related to the property, including taxes, insurance and maintenance costs. Certain of these leases are accounted for as lease finance obligations whereby the leased assets and related lease liabilities are included in our Consolidated Balance Sheets.
The aggregate rent paid in fiscal 2014 for operating leases and leases accounted for as lease finance obligations was $66.6 million and $46.2 million, respectively. The following table lists our leases by calendar year of expiration:

Lease Expiration	With Renewal Options	Without Renewal Options	Total Leased
2014 - 2018	416	36	452
2019 - 2023	542	22	564
2024 - 2028	27	1	28
2029 - 2033	1	1	2
	986	60	1,046

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, $.01 par value, represents our only voting securities. There were 23,445,826 shares of common stock issued and outstanding as of September 25, 2014. Our common stock is traded on The NASDAQ Global Select Market under the symbol "PTRY". The following table sets forth for each fiscal quarter the high and low sale prices per share of our common stock over the last two fiscal years as reported by NASDAQ, based on published financial sources.

	2014		2013
Quarter	High	Low	High	Low
First	$17.62	$10.99	$15.10	$11.28
Second	$17.15	$12.30	$13.72	$11.51
Third	$17.28	$13.41	$14.94	$12.10
Fourth	$21.90	$15.22	$13.48	$11.10

As of December 4, 2014, there were 145 holders of record of our common stock. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street" name accounts through brokers.

During the last three fiscal years, we have not paid any cash dividends on our common stock, and we do not expect to pay cash dividends on our common stock for the foreseeable future. We intend to retain earnings to support operations, reduce debt, finance expansion and repurchase our common stock. The payment of cash dividends in the future may depend upon our ability to satisfy certain loan restrictions and other factors such as our earnings, operations, capital requirements, financial condition and will depend on other factors deemed relevant by our Board of Directors. Currently, the payment of cash dividends is restricted by covenants contained in our senior credit facility and our senior unsecured notes. Refer to Note 6, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our debt obligations.

There were no sales of unregistered equity securities during the fourth quarter of fiscal 2014.

The following table lists all repurchases during the fourth quarter of fiscal 2014 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 27, 2014 - July 24, 2014	—	$—	—	$—
July 25, 2014 - August 28, 2014	874	19.50	—	—
August 29, 2014 - September 25, 2014	—	—	—	—
Total	874	$19.50	—	$—

(1) Represents shares repurchased in connection with tax withholding obligations under The Pantry, Inc. 2007 Omnibus Plan ("Omnibus Plan").
(2) Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Total Return to Shareholders

The following table and graph compare the total returns (assuming reinvestment of dividends) of the Company's common stock, the Russell 2000 Index and the NASDAQ Retail Trade Index. The graph assumes $100 invested on September 24, 2009 in stock (calculated on a month-end basis), including reinvestment of dividends.

	9/24/2009	9/30/2010	9/29/2011	9/27/2012	9/26/2013	9/25/2014
The Pantry, Inc.	$100.00	$150.03	$79.78	$91.91	$72.50	$125.89
Russell 2000	$100.00	$113.35	$109.35	$144.24	$187.59	$194.96
NASDAQ Retail Trade	$100.00	$131.95	$157.14	$198.79	$238.56	$239.35

The above graph compares the cumulative total stockholder return on our common stock from September 24, 2009 through September 25, 2014, with the cumulative total return for the same period on the Russell 2000 Index and the NASDAQ Retail Trade Index.

The graph assumes that, at the beginning of the period indicated, $100 was invested in our common stock, the stock of the companies comprising the Russell 2000 Index and the NASDAQ Retail trade Index and that all dividends were reinvested.

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

(in millions, except per share and as otherwise indicated)	2014	2013	2012	2011	2010 (1)
Statement of Operations Data:
Revenues	$7,545.7	$7,822.0	$8,253.2	$8,138.5	$7,265.3
Net income (loss)	$13.2	$(3.0)	$(2.5)	$9.8	$(165.6)	(3)
Earnings (loss) per share:
Basic	$0.58	$(0.13)	$(0.11)	$0.44	$(7.42)
Diluted	$0.57	$(0.13)	$(0.11)	$0.44	$(7.42)
Balance Sheet Data (end of period):
Working capital (4)	$66.4	$18.0	$(15.0)	$167.8	$180.5
Total assets (4)	$1,733.8	$1,722.7	$1,789.4	$1,979.7	$1,938.6
Total debt and lease finance obligations	$933.4	$946.0	$1,017.4	$1,204.6	$1,216.7
Shareholders’ equity	$339.5	$323.7	$324.6	$322.3	$308.1
Store Operating Data:
Average weekly sales per store:
Merchandise revenue (in thousands)	$23.2	$22.4	$22.0	$20.7	$20.5
Retail fuel gallons (in thousands)	20.9	21.2	22.1	22.2	23.7
Operating margins:
Merchandise gross margin	34.2%	34.0%	33.7%	33.9%	33.8%
Average retail fuel gross margin per gallon (2)	$0.122	$0.115	$0.115	$0.135	$0.129
(1) Fiscal 2010 included 53 weeks.
(2) Fuel gross profit per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees, environmental remediation expenses and repairs and maintenance on fuel equipment. Fuel gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.
(3) During fiscal 2010, we determined that the carrying value of our goodwill exceeded its implied fair value and we recorded a non-cash pre-tax impairment charge of $230.8 million.
(4) Working Capital and Total Assets were adjusted in prior years as a result of our immaterial restatement. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

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

References to "fiscal 2014" refer to our fiscal year which ended on September 25, 2014, references to "fiscal 2013" refer to our fiscal year which ended on September 26, 2013 and references to "fiscal 2012" refer to our fiscal year which ended on September 27, 2012. All fiscal years presented included 52 weeks.

Safe Harbor Discussion

This report, including, without limitation, our MD&A, contains statements that are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and that are intended to enjoy the protection of the safe harbor for forward-looking statements provided by that Act. These forward-looking statements generally can be identified by the use of phrases such as "believe," "plan," "expect," "anticipate," "will," "may," "intend," "outlook," "target", "forecast," "goal," "guidance" or other similar words or phrases. Descriptions of our objectives, goals, targets, plans, strategies, anticipated financial performance, projected costs and burdens of environmental remediation, anticipated capital expenditures, expected cost savings and benefits and anticipated synergies, plans to divest non-core assets, and expectations regarding remodeling, re-branding, re-imaging, adding new equipment or products or otherwise converting our stores or opening new stores are forward-looking statements, as are our statements relating to our anticipated liquidity, financial position and compliance with our covenants under our credit and other agreements, our pricing and merchandising strategies and their anticipated impact and our intentions with respect to acquisitions, the constructions of new stores, including additional quick service restaurants, and the remodeling of our existing stores. These forward-looking statements are based on our current plans and expectations and involve a number of risks and uncertainties that could cause actual results and events to vary materially from the results and events anticipated or implied by such forward-looking statements, including:

•	Competitive pressures from convenience stores, fuel stations and other non-traditional retailers located in our markets;

•	Inability to enhance our operating performance through in-store initiatives, including adding new equipment or products and our store remodel program;

•	Failure to realize the expected benefits from our fuel supply agreements, including our ability to satisfy minimum fuel provisions;

•	Financial difficulties of suppliers, including our principal suppliers of fuel and merchandise, and their ability to continue to supply our stores;

•	Volatility in domestic and global petroleum and fuel markets;

•	Political conditions in oil producing regions and global demand;

•	Changes in credit card expenses;

•	Changes in economic conditions generally and in the markets we serve;

•	Consumer behavior, travel and tourism trends;

•	Legal, technological, political and scientific developments regarding climate change;

•	Wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;

•	Federal and state regulation of tobacco products;

•	Unfavorable weather conditions, the impact of climate change or other trends or developments in the southeastern United States;

•	Inability to identify, acquire and integrate new stores or to divest our non-core stores to qualified buyers or operators on acceptable terms;

•	Financial leverage and debt covenants, including increases in interest rates;

•	Inability to identify suitable acquisition targets and to take advantage of expected synergies in connection with acquisitions;

•	Federal and state environmental, tobacco and other laws and regulations;

•	Dependence on one principal supplier for merchandise and three principal suppliers for fuel;

•	Dependence on senior management;

•	Litigation risks, including with respect to food quality, health and other related issues;

•	Inability to maintain an effective system of internal control over financial reporting;

•	Disruption of our information technology systems or a failure to protect sensitive customer, employee or vendor data;

•	Inability to effectively implement our store improvement strategies;

•	Unanticipated expenses including those related to mandated health care laws; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to "Part I. - Item 1A. Risk Factors". The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of December 9, 2014. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Our Business

We are a leading independently operated convenience store chain in the southeastern United States. As of September 25, 2014, we operated 1,518 stores in 13 states primarily under the Kangaroo Express® operating banner. All but our smallest stores offer a wide selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

Business Strategy

Our strategy is to grow revenue and profitability by focusing on prioritizing our markets and improving the stores within those markets. We then remodel stores, selectively open new stores and restaurants and acquire stores. In addition we have seven initiatives designed to improve the performance of our company. This strategy is intended to allow us to reinvest in our business and maintain sufficient liquidity and financial flexibility. Our initiatives are as follows:

•	Invest in the development of the best and most energized people;

•	Increase merchandise sales and gross margin with targeted merchandising and foodservice initiatives;

•	Optimize fuel gallons sold and fuel margin;

•	Reduce our corporate general and administrative and store operating expenses as a percent of revenue;

•	Generate strong operating cash flow to reinvest in our business and reduce our leverage;

•	Divest underperforming store assets and non-productive surplus properties; and

•	Utilize technology throughout the business to improve the customer experience, our performance and our people.

Executive Summary

Our net income for fiscal 2014 was $13.2 million, or $0.57 per share, compared to a net loss of $3.0 million or $0.13 per share in fiscal 2013. Adjusted EBITDA for fiscal 2014 was $220.9 million, an increase of $18.5 million, or 9.2%, from fiscal 2013. For the definition and reconciliation of Adjusted EBITDA please see our discussion of Fiscal 2014 compared to Fiscal 2013.

Our total revenue for the year decreased 3.5% to $7.5 billion primarily driven by a decrease in fuel revenue of 5.2%. Retail gallons sold declined 3.4% driven by a 2.9% decline in comparable store retail fuel gallons sold and retail fuel prices decreased 1.4% from an average of $3.46 a gallon in fiscal 2013 to an average of $3.41 a gallon in fiscal 2014. We were able to grow fuel margin by 6.1% during the same period to 12.2 cents per gallon. Merchandise revenue increased 1.9% in fiscal 2014 while merchandise margin increased 20 basis points to 34.2%. We were able to grow comparable store merchandise revenue 2.6% through a 4.0% increase in sales per customer. Comparable store merchandise revenue increased 4.3% excluding the impact of cigarettes.

During fiscal 2014, we remained focused on upgrading our store base as we completed 43 remodels, one scrape and rebuild with a new, large-format store and opened one new store. We expanded our foodservice offerings by achieving our target of adding 20 quick service restaurants in fiscal 2014, including 17 Little Caesars® locations. We also continued our initiative to divest under-performing store assets and non-productive surplus properties during fiscal 2014 by closing or selling 31 under-performing stores. Although our retail store count decreased by 30 stores during fiscal 2014, we believe this initiative is conducive to increasing our overall profitability.

We paused our remodel program during the third quarter of fiscal 2014 in order to avoid store disruptions during peak selling periods and to allow us to focus on optimizing returns on remodels recently completed. We anticipate resuming our remodel program in early 2015. In addition we continue to develop a pipeline of sites to support new store growth in high potential markets in the future. Over the next several quarters we plan to continue executing our merchandising programs as well as balancing our fuel profitability and volumes throughout our store portfolio. We may also continue evaluating opportunities to enhance density in key markets through disciplined acquisitions of individual stores or chains of stores.

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

The markets in which we operate continued to show signs of economic improvement. Looking at relevant indices, new housing permits in our markets have continued to improve. From September 2013 to September 2014, the southern region of the U.S. experienced an 11.0% increase in new housing permits. Consumer confidence, as measured by The Conference Board Consumer Confidence Index®, increased 5.8 points from 80.2 in September 2013 to 86.0 in September 2014. However, consumer credit levels increased during fiscal 2014 and unemployment in the majority of our markets remains slightly above the national average. While national trends for retail fuel gallons sold continue on the decline, we believe our markets have experienced a slight improvement in recreational travel and spending on gasoline, resulting in a minor increase in demand for our fuel in fiscal 2014 as compared to fiscal 2013. Certain merchandise categories experienced growth in fiscal 2014, resulting from an increase in spending on essentials including grocery items, while spending on most discretionary items continued to remain stagnant. We continue to improve on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while selling products and services that will positively impact overall merchandise gross profit.

Wholesale fuel prices were volatile during the last three fiscal years and we expect that they will remain volatile into the foreseeable future. During fiscal 2014, the closing Gulf Spot unleaded regular fuel price began the year at $2.54 per gallon, reaching a low of $2.28 per gallon in the first quarter and a high of $2.93 in the third quarter, before returning to $2.68 per gallon to finish our fiscal year. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience lower fuel margins when the cost of fuel is increasing gradually over a longer period and higher fuel margins when the cost of fuel is declining or more volatile over a shorter period of time.

The following table and graph details wholesale fuel prices, as measured by the Gulf Spot unleaded regular fuel price, during fiscal 2014:

	Beginning of the Fiscal Year	End of the Fiscal Year	Lowest Price During the Fiscal Year	Highest Price During the Fiscal Year	Average During the Fiscal Year
Fiscal 2014	$2.54	$2.68	$2.28	$2.93	$2.65
Fiscal 2013	$3.04	$2.55	$2.29	$3.12	$2.73
Fiscal 2012	$2.56	$3.04	$2.35	$3.30	$2.81

Results of Operations

We believe the data presented in the table below is important in evaluating the performance of our business operations. We operate in one business segment and believe the information presented in MD&A provides an understanding of our business operations and our financial condition. This table should be read in conjunction with the following discussion and analysis and the consolidated financial statements, including the related notes to the consolidated financial statements.

				Percent Change
(in thousands except gallons and unless otherwise noted)	2014	2013	2012	2014/2013	2013/2012
Merchandise data:
Merchandise revenue	$1,834,929	$1,800,001	$1,809,288	1.9%	(0.5)%
Merchandise gross profit (1)	$626,902	$612,131	$609,835	2.4%	0.4%
Merchandise margin	34.2%	34.0%	33.7%	N/A	N/A
Fuel data:
Financial data:
Fuel revenue	$5,710,735	$6,021,954	$6,443,955	(5.2)%	(6.5)%
Fuel gross profit (1) (2)	$203,816	$199,266	$210,317	2.3%	(5.3)%
Retail Fuel data:
Gallons (in millions)	1,651	1,708	1,811	(3.4)%	(5.7)%
Margin per gallon	$0.122	$0.115	$0.115	6.1%	—%
Retail price per gallon	$3.41	$3.46	$3.50	(1.4)%	(1.1)%
Financial data:
Store operating expenses	$505,916	$504,315	$512,782	0.3%	(1.7)%
General and administrative expenses	$103,912	$104,711	$97,244	(0.8)%	7.7%
Impairment charges	$3,971	$4,681	$6,257	(15.2)%	(25.2)%
Depreciation and amortization	$112,240	$117,724	$119,672	(4.7)%	(1.6)%
Loss on extinguishment of debt	$—	$—	$5,532	NM	NM
Interest expense	$85,226	$88,779	$84,219	(4.0)%	5.4%
Income tax expense (benefit)	$6,229	$(5,801)	$(3,007)	NM	92.9%
Adjusted EBITDA (3)	$220.9	$202.4	$210.1	9.2%	(3.7)%
Comparable store data (4):
Merchandise sales increase (%)	2.6%	0.9%	3.3%	N/A	N/A
Merchandise sales increase	$46,596	$16,532	$56,210	NM	(70.6)%
Retail fuel gallons (decrease) (%)	(2.9)%	(4.8)%	(3.1)%	N/A	N/A
Retail fuel gallons (decrease)	(48,868)	(86,051)	(55,786)	(43.2)%	54.3%
Number of stores:
End of period	1,518	1,548	1,578	(1.9)%	(1.9)%
Weighted-average	1,534	1,567	1,611	(2.1)%	(2.7)%

(1) We compute gross profit exclusive of depreciation and allocation of store operating, general and administrative expenses.
(2) Fuel gross profit per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees, environmental remediation expenses and repairs and maintenance on fuel equipment. Fuel gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.
(3) For the definition of Adjusted EBITDA, see our discussion of fiscal 2014 results compared to fiscal 2013 results.
(4) The stores included in calculating comparable store data are existing or replacement retail stores, which were in operation during the entire comparable period of all fiscal years. Remodeling, adding or removing restaurants, physical expansion or changes in store square footage are not considered when computing comparable store data as amounts have no meaningful impact on measures. Comparable store data as defined by us may not be comparable to similarly titled measures reported by other companies.

Fiscal 2014 Compared to Fiscal 2013

Merchandise Revenue and Gross Profit.  Merchandise revenue for fiscal 2014 increased $34.9 million, or 1.9%, from fiscal 2013 primarily due to comparable store merchandise sales growth of 2.6%, or $46.6 million. We were able to drive growth in packaged beverage, proprietary foodservice and quick service restaurant revenue categories, while we continue to see declining comparable store sales in cigarettes. Our comparable store merchandise revenue increased 4.3%, excluding the impact of cigarettes. New or acquired stores since the beginning of fiscal 2013 also drove a $10.4 million increase in revenues in fiscal 2014 from fiscal 2013. These increases in revenue are partially offset by the impact of stores closed or converted to dealer operations since the beginning of fiscal 2013, resulting in lost revenue of $22.1 million in fiscal 2014.

Merchandise gross profit for fiscal 2014 increased $14.8 million, or 2.4%, from fiscal 2013 primarily due to the increases in merchandise revenue discussed above and a 20 basis point improvement in merchandise margin to 34.2% in fiscal 2014 from 34.0% in fiscal 2013. Excluding adjustments for our last-in, first-out ("LIFO") merchandise inventory method, merchandise gross margin declined to 33.9% from 34.0%. During the fourth quarter of fiscal 2014 our LIFO adjustment was $5.6 million compared to $2.5 million in fiscal 2013. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons, and Gross Profit.  Fuel revenue for fiscal 2014 decreased $311.2 million, or 5.2%, from fiscal 2013 due to a decrease in retail fuel gallons sold and a decline in our average retail fuel prices. Retail fuel gallons sold decreased 3.4% or 57.6 million gallons in fiscal 2014 compared to fiscal 2013. Average retail fuel price per gallon declined from $3.46 in fiscal 2013 to $3.41 in fiscal 2014. The gallon decline is primarily attributable to a 2.9%, or 48.9 million gallon, decline in comparable store retail fuel gallons sold along with 17.7 million gallons lost from stores closed or converted to dealer operations since the beginning of fiscal 2013. These declines were partially offset by the impact of new or acquired stores since the beginning of fiscal 2013, resulting in an increase of 9.6 million gallons.

Fuel gross profit for fiscal 2014 increased $4.6 million, or 2.3%, from fiscal 2013 despite the decline in gallon volume. This increase in fuel gross profit is primarily due to an increase in retail fuel margin of 0.7 cents per gallon as retail fuel margin improved to 12.2 cents per gallon in fiscal 2014 from 11.5 cents per gallon in fiscal 2013. This increase in fuel margin is a result of favorable market conditions as we experienced more periods of declining wholesale fuel costs in fiscal 2014 as compared to fiscal 2013. In fiscal 2013, wholesale fuel costs initially declined sharply, then we experienced a sharp upward trend for most of fiscal 2013. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel margin per gallon inclusive of credit card processing fees, environmental remediation expenses and repairs and maintenance on fuel equipment. These fees and costs totaled $0.070 per gallon for both fiscal 2014 and fiscal 2013.

Store Operating.  Store operating expenses for fiscal 2014 increased $1.6 million, or 0.3%, from fiscal 2013 primarily due to higher medical insurance costs related to the Affordable Care Act, which resulted in an additional $4.5 million in expense. The increase was partially offset by lower store lease expenses related to store closing/lease expirations of $2.1 million compared to fiscal 2013.

General and Administrative.  General and administrative expenses for fiscal 2014 decreased $0.8 million, or 0.8%, from fiscal 2013 primarily due to incurring a $3.1 million charge for a legal settlement and $1.5 million in strategy consulting expenses in fiscal 2013. These expenses were primarily offset by increased incentive compensation in connection with improved operating results in fiscal 2014.

Impairment Charges.  We recorded impairment related to operating stores and surplus properties of $4.0 million and $4.7 million for fiscal 2014 and fiscal 2013, respectively. See Note 5, Impairment Charges and Note 15, Fair Value Measurements in Part II, Item 8, Consolidated Financial Statements and Supplementary Data.

Interest Expense. Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations. Interest expense for fiscal 2014 was $85.2 million compared to $88.8 million for fiscal 2013. The decrease is primarily due to lower interest rates on our term loan in connection with an amendment in August 2013 and lower average outstanding borrowings.

Income Tax Expense.  Our effective tax rate for fiscal 2014 was 32.0% compared to 65.8% for fiscal 2013. The decrease in our effective tax rate is primarily the result of increased pre-tax income and the impact of work opportunity credits for fiscal 2014 compared to fiscal 2013.

Adjusted EBITDA.  We define Adjusted EBITDA as net income (loss) before interest expense, gain(loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for fiscal 2014 was $220.9 million, which was an increase of $18.5 million, or 9.2%, from fiscal 2013. This increase is primarily attributable to our ability to grow merchandise and fuel gross profit, while holding store operating and general administrative expenses relatively consistent year over year.

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

The following table contains a reconciliation of Adjusted EBITDA to net income (loss):

(in thousands)	2014	2013
Adjusted EBITDA	$220,890	$202,371
Impairment charges	(3,971)	(4,681)
Interest expense	(85,226)	(88,779)
Depreciation and amortization	(112,240)	(117,724)
Income tax (expense) benefit	(6,229)	5,801
Net income (loss)	$13,224	$(3,012)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

(in thousands)	2014	2013
Adjusted EBITDA	$220,890	$202,371
Interest expense	(85,226)	(88,779)
Income tax (expense) benefit	(6,229)	5,801
Stock-based compensation expense	3,322	2,738
Changes in operating assets and liabilities	(7,432)	5,317
Other	11,543	663
Net cash provided by operating activities	$136,868	$128,111
Net cash used in investing activities	$(96,834)	$(84,662)
Net cash used in financing activities	$(15,550)	$(75,456)

There were no other significant transactions during the fourth quarter of fiscal 2014.

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

Fuel gross profit for fiscal 2013 decreased $11.1 million, or 5.3%, from fiscal 2012 primarily due to the decline in gallon volume discussed above for fiscal 2013. Retail fuel margin was consistent at $11.5 cents per gallon in fiscal 2013 and 2012. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses. We present fuel margin per gallon inclusive of credit card processing fees, environmental remediation expenses and repairs and maintenance on fuel equipment. These fees and costs totaled $0.070 per gallon and $0.068 per gallon for fiscal 2013 and fiscal 2012, respectively.

Store Operating. Store operating expenses for fiscal 2013 decreased $8.5 million, or 1.7%, from fiscal 2012 primarily due to lower store personnel, facilities and insurance costs. The decline in store personnel costs resulted from the impact of closed or converted stores. Facilities costs declined due to our continued initiative to reduce controllable expenses and lower utility costs due to cooler temperatures earlier in the year. These decreases in facility costs were partially offset by the cost to remodel and maintain our existing stores. Our decline in insurance cost of $4.2 million resulted from improved loss experience and claims management processes related to our workers compensation and general liability self-insurance programs.

General and Administrative. General and administrative expenses for fiscal 2013 increased $7.5 million, or 7.7%, from fiscal 2012 primarily due to incurring $1.5 million in strategy consulting expenses and a $3.1 million charge for a legal settlement. In addition, fiscal 2012 included gains realized from store sales, store condemnations and insurance claims of $2.9 million compared to insignificant activity in fiscal 2013.

Impairment Charges. Impairment charges for fiscal 2013 decreased $1.6 million, or 25.2%, from fiscal 2012 primarily due to lower impairment charges on operating stores. In fiscal 2012, we recorded impairment charges of $1.3 million on underperforming operating stores that we reclassified from property held for sale to property held for use because we planned to close or convert them to dealer locations or commission marketers. There were no operating stores reclassified to held for sale in fiscal 2013. See Note 5, Impairment Charges and Note 15, Fair Value Measurements in Part II, Item 8, Consolidated Financial Statements and Supplementary Data.

Loss on Extinguishment of Debt. The loss on extinguishment of debt in fiscal 2012 resulted from purchasing convertible notes on the open market, repaying our subordinated notes and transactions related to our refinancing in fiscal 2012. We purchased $48.5 million in principal amount of our convertible notes on the open market resulting in a loss on extinguishment of debt of approximately $2.5 million. Additionally, we repaid $237 million of our subordinated notes which resulted in a loss on extinguishment of debt of approximately $2.0 million. As part of our refinancing in fiscal 2012, we also had a non-cash write-off of $1.1 million related to deferred financing costs.

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

The following table contains a reconciliation of Adjusted EBITDA to net loss:

(in thousands)	2013	2012
Adjusted EBITDA	$202,371	$210,126
Impairment charges	(4,681)	(6,257)
Loss on extinguishment of debt	—	(5,532)
Interest expense	(88,779)	(84,219)
Depreciation and amortization	(117,724)	(119,672)
Income tax benefit	5,801	3,007
Net income (loss)	$(3,012)	$(2,547)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities:

(in thousands)	2013	2012
Adjusted EBITDA	$202,371	$210,126
Loss on extinguishment of debt	—	(5,532)
Interest expense	(88,779)	(84,219)
Income tax benefit	5,801	3,007
Stock-based compensation expense	2,738	2,823
Changes in operating assets and liabilities	5,317	6,931
Other	663	10,881
Net cash provided by operating activities	$128,111	$144,017
Net cash used in investing activities	$(84,662)	$(54,980)
Net cash used in financing activities	$(75,456)	$(213,630)

Liquidity and Capital Resources

Cash Flows

(in thousands)	2014	2013	2012
Cash and cash equivalents at beginning of year	$57,168	$89,175	$213,768
Cash flows provided by operating activities	136,868	128,111	144,017
Cash flows used in investing activities	(96,834)	(84,662)	(54,980)
Cash flows used in financing activities	(15,550)	(75,456)	(213,630)
Cash and cash equivalents at end of year	$81,652	$57,168	$89,175
Consolidated total adjusted leverage ratio (1)	4.87	5.38	5.44
Consolidated interest coverage ratio (1)	2.71	2.38	2.40

(1) As defined by the senior credit facility agreement.

Cash provided by operating activities was $136.9 million in fiscal 2014, compared to $128.1 million in fiscal 2013 and decreased from $144.0 million in fiscal 2012. The increase in cash flows from operations in fiscal 2014 compared to fiscal 2013 is primarily due to an increase in Adjusted EBITDA of $18.5 million, offset primarily by changes in working capital. For the definition and reconciliation of Adjusted EBITDA please see our discussion of Fiscal 2014 compared to Fiscal 2013. Changes in working capital used cash of $4.9 million in fiscal 2014 compared to cash provided of $7.5 million in fiscal 2013. These changes were primarily driven by a decreased cash inflow from receivables of $13.9 million, driven by the improvement of collections in fiscal 2013 that were sustained through fiscal 2014, as well as a decreased cash inflow from inventories of $6.9 million This was offset by a decreased cash outflow for other current liabilities of $10.8 million, driven by increased incentive compensation in connection with improved operating results in fiscal 2014 and deferred vendor rebates. The decrease in cash flow from operations in fiscal 2013 compared to 2012 is primarily due to a $4.2 million decline in income from operations and changes in working capital. Changes in working capital provided cash of $7.5 million in fiscal 2013 compared to cash provided of $15.1 million in fiscal 2012.

Cash used in investing activities was $96.8 million in fiscal 2014 compared to $84.7 million in fiscal 2013 and $55.0 million in fiscal 2012. Capital expenditures were $101.5 million, which was partially offset by the proceeds from the sale of property and equipment of $5.1 million in fiscal 2014. In fiscal 2013, capital expenditures were $88.1 million, which was partially offset by the proceeds from the sale of property and equipment of $5.5 million. The increase in capital expenditures in fiscal 2014 was primarily due to remodeling 43 stores and the carryover effect of accrued capital expenditures from fiscal 2013, completing one scrape and rebuild with a new, large-format store, opening one new store and 20 quick service restaurants. Capital expenditures primarily relate to store improvements, store equipment, new store development including quick service restaurants, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. The proceeds from the sale of property and equipment relate to our ongoing initiative to divest our under-performing store assets and non-productive surplus properties. Capital expenditures, net of proceeds, increased $23.8 million in fiscal 2013 compared to fiscal 2012 primarily due to building and opening three new stores and remodeling 72 stores. We finance substantially all capital expenditures through cash flows from operations, asset dispositions and vendor reimbursements.

Cash used in financing activities was $15.6 million in fiscal 2014, $75.5 million in fiscal 2013 and $213.6 million in fiscal 2012. The $59.9 million decrease in cash used by financing activities in fiscal 2014 compared to fiscal 2013 is primarily related to the use of available cash to repay the $61.3 million of outstanding senior subordinated convertible notes in the first three months of fiscal 2013. The $138.2 million increase in cash used by financing activities in fiscal 2013 compared to fiscal 2012 is due to our refinancing transactions in August 2012, as well as the repayment of our convertible notes at maturity.

Sources of Liquidity

As of September 25, 2014, we had approximately $81.7 million in cash and cash equivalents and approximately $140.1 million in available borrowing capacity under our Fourth Amended and Restated Credit Agreement ("credit facility"), approximately $75.1 million of which was available for the issuances of letters of credit.

Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255.0 million senior secured term loan which matures in 2019. The credit facility permits the issuance of letters of credit up to $160.0 million. Letters of credit issued pursuant to our credit facility reduces the amount otherwise available for borrowing. Our ability to access our credit facility is subject to our compliance with the terms and conditions of our facilities, including financial and restrictive covenants. As of September 25, 2014, we were in compliance with all covenants. Refer to Note 6, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facility.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Funds generated by operating activities, available cash and cash equivalents, our credit facility and asset dispositions continue to be our most significant sources of liquidity. During the second and third quarters of fiscal 2014, we used our revolving credit facility to fund working capital needs. As of September 25, 2014, we had no borrowings under our revolving credit facility. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated strategic initiatives in fiscal 2015. However, in the event our liquidity is insufficient, we may be required to limit our spending on future initiatives or other business opportunities. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

Our financing strategy is to maintain liquidity and access to capital markets while reducing our leverage. We expect to continue to have access to capital markets on both short and long-term bases when needed for liquidity purposes. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining our credit ratings. Our credit ratings and outlooks issued by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") as of September 25, 2014, are summarized below:

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

Capital Resources

Capital Expenditures

We anticipate spending approximately $135.0 million in capital expenditures during fiscal 2015. Our capital expenditures typically include new stores and store remodeling, fuel imaging, store equipment, merchandising projects, maintenance and information technology enhancements. The following table presents our capital expenditures for each of the past three fiscal years:

(in thousands)	2014	2013	2012
Store remodels and merchandising projects	$20,180	$21,507	$15,111
Fuel imaging and projects	14,542	17,205	7,928
New stores	9,949	5,768	—
Quick-service restaurants	7,030	2,829	2,085
Information technology	7,179	8,700	13,328
Maintenance & other	42,660	32,060	30,809
Total capital expenditures	$101,540	$88,069	$69,261

Refer to Note 11, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our significant commitments for capital expenditures.

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

The interest rate on borrowings under the senior secured revolving credit facility is dependent on our consolidated total leverage ratio, and at our option, is either the base rate (generally the applicable prime lending rate of Wells Fargo Bank, National Association, as announced from time to time) plus 250 to 350 basis points or LIBOR plus 350 to 450 basis points. Our current interest rate under the revolving credit facility is, at our option, either the base rate plus 325 basis points or LIBOR plus 425 basis points, with an unused commitment fee of 50 basis points. The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 375 basis points, with a LIBOR floor of 100 basis points. Our current interest rate under the senior secured term loan is LIBOR (with a floor of 100 basis points) plus 375 basis points. Interest under the credit facility is paid on the last day of each LIBOR interest period, but no less than every three months.

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

As of September 25, 2014, we were in compliance with all covenants under our credit facility and senior notes.

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

Refer to Note 6, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information on our debt obligations.

Contractual Obligations and Commitments

Contractual Obligations.  The following table summarizes by fiscal year our expected long-term debt payment schedule, lease finance obligation commitments, future operating lease commitments and purchase obligations as of September 25, 2014:

	Payments Due by Period
		Less than 1			More than
(in thousands)	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations
Long-term debt (1)	$500,537	$2,715	$5,100	$242,722	$250,000
Interest (2)	186,434	36,193	67,988	63,875	18,378
Lease finance obligations (3)	397,243	56,468	107,272	100,414	133,089
Operating leases (4)	291,188	62,506	97,734	72,022	58,926
Purchase obligations (5)	198,545	168,982	17,003	12,560	—
Total contractual obligations (6)	$1,573,947	$326,864	$295,097	$491,593	$460,393
Other Commercial Commitments
Letters of credit (7)	$84,858	$84,814	$44	$—	$—
(1) Included in long-term debt are principal amounts owed on our senior notes due in 2020 and our credit facility. These borrowings are further explained in Note 6, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Included in interest are expected payments on our senior notes due in 2020, our credit facility, unused commitment fees on our revolving credit facility and letter of credit fees. Variable interest on our credit facility is based on LIBOR, which last reset on August 29, 2014. Refer to Note 6, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information of our debt obligations.
(3) We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for as a lease financing. Included in lease finance obligations are both principal and interest.
(4) Some of our retail store leases require percentage rentals on sales and contain escalation clauses. The minimum future operating lease payments shown above do not include contingent rental expenses, which have historically been insignificant. Total expenses related to insurance, taxes and common area maintenance were approximately $7.4 million in fiscal 2014. Future lease payments do not include amounts for insurance, taxes and common area maintenance as these costs vary year by year and are based almost entirely on actual amounts incurred. Some lease agreements provide us with an option to renew. Our future operating lease obligations will change if we exercise these renewal options and if we enter into additional operating lease agreements.
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
(6) Excluded from the contractual obligations table are $73.4 million in long-term environmental liabilities and $27.9 million in long-term tank removal reserves, each of which is included in other noncurrent liabilities on our consolidated balance sheet. We have excluded these liabilities from the contractual obligations table because we are unable to precisely predict the timing or cash settlement amounts of these reserves. Our environmental liabilities are further explained in Note 11, Commitments and Contingencies, and our long-term tank removal reserves are further explained in Note 8, Asset Retirement Obligations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(7) Represents our standby letters of credit issued under our credit facility as of September 25, 2014. At maturity, we expect to renew a significant number of our standby letters of credit.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial position, results of operations or cash flows.

Inflation

The impact of inflation on our costs, and the ability to pass cost increases in the form of increased sale prices, is dependent upon market conditions. General Consumer Price Index, excluding energy, increased 1.9%, 1.7% and 1.9% during fiscal 2014,

2013 and 2012, respectively. While we have generally been able to pass along these price increases to our customers, we can make no assurances that continued inflation will not have a material effect on our sales and gross profit. Wholesale fuel prices were volatile during fiscal 2014, 2013 and 2012 and we expect that they will remain volatile into the foreseeable future.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new standard did not have a significant impact on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations. The update requires that only those disposals which represent a strategic shift that will have a major effect on the Company’s operations and financial results be reported as discontinued operations. The new standard is effective for all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted for disposals that have not yet been reported in financial statements previously issued or available for issuance. We adopted this ASU in the third quarter of fiscal 2014. The adoption of this new guidance did not have a significant impact on our consolidated financial statements.

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

Store Impairment Charges.  Long-lived assets at the individual store level are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Our primary indicator that operating store assets may not be recoverable is consistent minimal positive or negative cash flow for a 12-month period for those stores that have been open in the same location for a sufficient period of time to allow for meaningful analysis of ongoing results. Management also monitors other factors when evaluating operating stores for impairment, including individual stores execution of their operating plans and local market conditions.

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

If the actual results of our operating stores are not consistent with the estimates and judgments we have made in estimating future cash flows and determining fair values, our actual impairment losses could vary positively or negatively from our estimated impairment losses. We recorded long-lived asset impairment charges for operating locations of approximately $3.0 million, $2.7 million and $4.3 million in fiscal 2014, 2013 and 2012, respectively. We also recorded impairment charges of approximately $1.3 million for under-performing operating stores that we reclassified from property held for use to property held for sale because we planned to close or convert them to dealers or commission marketers in fiscal 2012. There were no operating stores reclassified to held for sale and there were no related impairment charges in fiscal 2014 and fiscal 2013. We record losses on asset impairments as a component of impairment charges. Refer to Note 5, Impairment Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our asset impairments.

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

We conducted our annual impairment testing of goodwill in the second quarter of fiscal 2014. Our market capitalization was greater than our book value at our annual testing date; therefore, we determined our fair value by using market based approaches that utilized our market capitalization and a guideline transaction method to determine fair value. The resulting fair value of our one reporting unit was significantly greater than book value calculated under the two market based approaches.

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

The goodwill impairment test is a two-step process. If we determine in the first step of our impairment test that the fair value of our reporting unit exceeds book value, then our goodwill is not impaired and the second step is not required. If we determine that the book value of our reporting unit is greater than fair value, then we complete the second step of the goodwill impairment test. No impairment charges related to goodwill were recognized in fiscal 2014, 2013 and 2012.

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

Asset Retirement Obligations.  At September 25, 2014 we had approximately 4,672 underground storage tanks at our operating store locations. We recognize the estimated future cost to remove these underground storage tanks over their estimated useful lives. We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank.

We have not made any material changes in the methodology used to estimate future costs for removal of an underground storage tank during the past three fiscal years. We base our estimates of such future costs on our prior experience with removal. We compare our cost estimates with our actual removal cost experience on an annual basis, and when the actual costs we experience exceed our original estimates, we will recognize an additional liability for estimated future costs to remove the underground storage tanks. Because these estimates are subjective and are based on historical costs with adjustments for estimated future changes in the associated costs, we expect the dollar amount of these obligations to change as more current information is obtained. For example, a 10% change in our estimate of anticipated future costs for removal of an underground storage tank would change our asset retirement obligation by approximately $2.8 million as of September 25, 2014. There were no material changes in our asset retirement obligation estimates during fiscal 2014. Refer to Note 8, Asset Retirement Obligations, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our asset retirement obligations.

Self-Insurance Reserves.  We self-insure a significant portion of expected losses under our workers’ compensation and general liability programs. However, we maintain excess loss coverage to limit the exposure related to certain risks involving general liability and workers’ compensation when claims reach $500 thousand. We have recorded accrued liabilities based on our estimates of the costs to settle incurred and incurred but not reported claims. During fiscal 2014, our self-insurance liabilities for general liability and workers’ compensation decreased approximately $2.4 million to $25.9 million as of September 25, 2014.

Our liabilities represent estimates of the cost for claims incurred as of the balance sheet date. The estimated liabilities are not discounted and are established based upon analysis of historical data and actuarial estimates. The liabilities are reviewed by management and third-party actuaries on a regular basis to ensure that they are appropriate. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation or fluctuations in premiums, differ from our estimates, our results of operations could be impacted. Actual results related to these types of claims did not vary materially from estimated amounts for fiscal 2014, 2013 or 2012.

We have not made any material changes in the methodology used to establish our self-insurance liability during the past three fiscal years. Our accounting policies regarding self-insurance programs include judgments and actuarial assumptions regarding economic conditions, the frequency and severity of claims, claim development patterns and claim management and settlement practices. Although we have not experienced significant changes in actual expenditures compared to actuarial assumptions as a result of increased medical costs or incidence rates, such changes could occur in the future and could significantly impact our results of operations and financial position. A 10% change in our estimate for our self-insurance liability would have affected net earnings for fiscal 2014 by approximately $2.6 million.

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

As of September 25, 2014 and September 26, 2013, we had fixed-rate debt outstanding of $250.0 million and we had variable-rate debt outstanding of $250.5 million and $253.1 million, respectively. Variable-rate debt excludes original issuance discounts of $1.7 million and $2.1 million as of September 25, 2014 and September 26, 2013, respectively. The following table presents the future principal cash flows and weighted-average interest rates by fiscal year on our existing long-term debt instruments based on rates in effect at September 25, 2014. Fair values have been determined based on quoted market prices as of September 25, 2014.

	Expected Maturity Date
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate interest
Long-term debt	$—	$—	$—	$—	$—	$250,000	$250,000	$263,125
Weighted-average interest rate	8.38%	8.38%	8.38%	8.38%	8.38%	8.38%
Variable rate interest
Long-term debt	$2,715	$2,550	$2,550	$2,550	$240,172	$—	$250,537	$250,337
Weighted-average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%

At September 25, 2014 and September 26, 2013, the interest rate on approximately 50.0% of our debt was fixed by the nature of the obligation. The annualized effect of a one percentage point change on our floating rate debt obligations at September 25, 2014 would be an increase to interest expense of approximately $2.5 million.

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
Cary, North Carolina

We have audited the accompanying consolidated balance sheets of The Pantry, Inc. (the "Company") as of September 25, 2014 and September 26, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended September 25, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 2014 and September 26, 2013, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 25, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 25, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
December 9, 2014

THE PANTRY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and shares)	September 25, 2014	September 26, 2013
ASSETS
Current assets:
Cash and cash equivalents	$81,652	$57,168
Receivables	65,666	64,936
Inventories	133,904	132,229
Prepaid expenses and other current assets	17,593	19,120
Deferred income taxes	35,836	26,186
Total current assets	334,651	299,639
Property and equipment, net	873,197	902,796
Other assets:
Goodwill and other intangible assets	440,628	440,982
Other noncurrent assets	85,278	79,297
Total other assets	525,906	520,279
TOTAL ASSETS	$1,733,754	$1,722,714
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,715	$2,550
Current maturities of lease finance obligations	11,555	11,018
Accounts payable	149,388	153,693
Accrued compensation and related taxes	14,538	10,315
Other accrued taxes	27,084	26,207
Self-insurance reserves	28,812	30,700
Other accrued liabilities	34,183	47,178
Total current liabilities	268,275	281,661
Other liabilities:
Long-term debt	496,063	498,414
Lease finance obligations	423,073	434,022
Deferred income taxes	83,545	66,670
Deferred vendor rebates	8,629	10,152
Other noncurrent liabilities	114,712	108,096
Total other liabilities	1,126,022	1,117,354
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,445,826 and 23,556,291 issued and outstanding at September 25, 2014 and September 26, 2013, respectively	234	236
Additional paid-in capital	221,181	218,911
Accumulated other comprehensive loss, net of deferred income taxes of $0 and $170 at September 25, 2014 and September 26, 2013, respectively	—	(266)
Retained earnings	118,042	104,818
Total shareholders’ equity	339,457	323,699
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,733,754	$1,722,714

See Notes to Consolidated Financial Statements

THE PANTRY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	2014	2013	2012
Revenues:
Merchandise	$1,834,929	$1,800,001	$1,809,288
Fuel	5,710,735	6,021,954	6,443,955
Total revenues	7,545,664	7,821,955	8,253,243
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	1,208,027	1,187,870	1,199,453
Fuel cost of goods sold (exclusive of items shown separately below)	5,506,919	5,822,688	6,233,638
Store operating	505,916	504,315	512,782
General and administrative	103,912	104,711	97,244
Impairment charges	3,971	4,681	6,257
Depreciation and amortization	112,240	117,724	119,672
Total costs and operating expenses	7,440,985	7,741,989	8,169,046
Income from operations	104,679	79,966	84,197
Other expense:
Loss on extinguishment of debt	—	—	5,532
Interest expense	85,226	88,779	84,219
Total other expenses	85,226	88,779	89,751
Income (loss) before income taxes	19,453	(8,813)	(5,554)
Income tax expense (benefit)	6,229	(5,801)	(3,007)
Net income (loss)	$13,224	$(3,012)	$(2,547)

Earnings (loss) per share:
Basic	$0.58	$(0.13)	$(0.11)
Diluted	$0.57	$(0.13)	$(0.11)

See Notes to Consolidated Financial Statements

THE PANTRY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2014	2013	2012
Net income (loss)	$13,224	$(3,012)	$(2,547)
Other comprehensive income (loss), net of tax:
Unrealized gains on interest rate swap agreements, net of deferred income taxes of $110 in fiscal 2012	—	—	178
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreements, net of deferred income taxes of $170 and $250 in fiscal 2014 and 2013, respectively	266	393	—
Comprehensive income (loss)	$13,490	$(2,619)	$(2,369)

See Notes to Consolidated Financial Statements

THE PANTRY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
(in thousands)	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, September 29, 2011	22,924	$229	$212,551	$(837)	$110,377	$322,320
Net loss	—	—	—	—	(2,547)	(2,547)
Unrealized gains on qualifying cash flow hedges	—	—	—	178	—	178
Stock-based compensation expense	—	—	2,823	—	—	2,823
Exercise of stock options and restricted stock issuances, net of forfeitures, cancellations and shares withheld	336	4	—	—	—	4
Tax withholdings paid by the Company on behalf of employees in settlement of share-based awards	—	—	(290)	—	—	(290)
Tax effect from stock-based compensation, net	—	—	(371)	—	—	(371)
Income tax benefit of note hedge	—	—	2,434	—	—	2,434
Balance, September 27, 2012	23,260	233	217,147	(659)	107,830	324,551
Net loss	—	—	—	—	(3,012)	(3,012)
Unrealized gains on qualifying cash flow hedges	—	—	—	393	—	393
Stock-based compensation expense	—	—	2,738	—	—	2,738
Exercise of stock options and restricted stock issuances, net of forfeitures, cancellations and shares withheld	296	3	66	—	—	69
Tax withholdings paid by the Company on behalf of employees in settlement of share-based awards	—	—	(498)	—	—	(498)
Tax effect from stock-based compensation, net	—	—	(703)	—	—	(703)
Income tax benefit of note hedge	—	—	161	—	—	161
Balance, September 26, 2013	23,556	236	218,911	(266)	104,818	323,699
Net income	—	—	—	—	13,224	13,224
Amortization of terminated interest rate swap agreements	—	—	—	266	—	266
Stock-based compensation expense	—	—	3,322	—	—	3,322
Exercise of stock options and restricted stock issuances, net of forfeitures, cancellations and shares withheld	(110)	(2)	275	—	—	273
Tax withholdings paid by the Company on behalf of employees in settlement of share-based awards	—	—	(819)	—	—	(819)
Tax effect from stock-based compensation, net	—	—	(508)	—	—	(508)
Balance, September 25, 2014	23,446	$234	$221,181	$—	$118,042	$339,457

See Notes to Consolidated Financial Statements

THE PANTRY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,224	$(3,012)	$(2,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112,240	117,724	119,672
Impairment charges	3,971	4,681	6,257
Amortization of debt discount	364	787	3,895
(Benefit) provision for deferred income taxes	6,546	(5,697)	(2,516)
Stock-based compensation expense	3,322	2,738	2,823
Other	4,633	5,573	9,502
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(1,475)	14,014	13,277
Inventories	(1,675)	5,261	(3,993)
Prepaid expenses and other current assets	(905)	451	731
Accounts payable	(1,606)	(582)	3,173
Other current liabilities and accrued liabilities	738	(11,694)	1,871
Other noncurrent assets and liabilities, net	(2,509)	(2,133)	(8,128)
Net cash provided by operating activities	136,868	128,111	144,017
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(101,540)	(88,069)	(69,261)
Proceeds from sales of property and equipment	5,093	5,512	10,543
Other	(387)	(2,105)	3,738
Net cash used in investing activities	(96,834)	(84,662)	(54,980)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(2,550)	(63,264)	(693,466)
Repayments of lease finance obligations	(12,849)	(10,133)	(10,339)
Proceeds from issuance of debt	—	—	502,450
Borrowings under revolving credit facility	161,000	146,000	—
Repayments of revolving credit facility	(161,000)	(146,000)	—
Payments of debt issuance costs	(662)	(2,134)	(12,275)
Other	511	75	—
Net cash used in financing activities	(15,550)	(75,456)	(213,630)
Net increase (decrease) in cash	24,484	(32,007)	(124,593)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	57,168	89,175	213,768
CASH AND CASH EQUIVALENTS, END OF YEAR	$81,652	$57,168	$89,175
Cash paid (received) during the year:
Interest	$82,389	$87,081	$77,350
Income taxes	$(170)	$(1,275)	$(12,665)
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$1,699	$2,296	$9,822
Accrued purchases of property and equipment	$11,703	$17,669	$13,845

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our consolidated financial statements included the accounts of The Pantry, Inc. and its wholly owned captive insurance subsidiary (the "Company"), with the exception of fiscal 2013 and 2012 when the Company was one legal entity with no subsidiaries. Transactions and balances of our wholly owned subsidiary were immaterial to the consolidated financial statements and all intercompany transactions and balances were eliminated in consolidation. Below are the accounting policies that we consider significant.

Accounting Period

We operate on a 52 or 53-week fiscal year ending on the last Thursday in September. Fiscal 2014, 2013 and 2012 each included 52 weeks. References to "fiscal 2014" refers to our fiscal year which ended on September 25, 2014, references to "fiscal 2013" refers to our fiscal year which ended on September 26, 2013 and references to "fiscal 2012" refers to our fiscal year which ended on September 27, 2012.

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

Immaterial Restatement of the Consolidated Balance Sheet

During the fourth quarter of fiscal 2014, management determined that the deferred taxes associated with the current portion of certain assets and liabilities were inappropriately netted in non-current deferred income taxes in the prior period Consolidated Balance Sheets. As a result, we have reclassified these amounts through adjustments to prior period current deferred income tax assets and long term deferred income tax liabilities.

The prior period Consolidated Balance Sheet has been restated for the recognition of these adjustments. We do not believe these corrections are material, individually or in the aggregate, to the consolidated financial statements in any prior periods. The restatement did not impact our Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity and Consolidated statements of cash flows in any periods.

The following tables summarize the effects of the restatement on our Consolidated Balance Sheet as of September 26, 2013:

	CONSOLIDATED BALANCE SHEET
	September 26, 2013
(in thousands)	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Deferred income taxes	$18,698	$7,488	$26,186
Total current assets	$292,151	$7,488	$299,639
TOTAL ASSETS	$1,715,226	$7,488	$1,722,714

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities:
Deferred income taxes	$59,182	$7,488	$66,670
Total other liabilities	$1,109,866	$7,488	$1,117,354
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,715,226	$7,488	$1,722,714

Segment Reporting

We are an independently operated convenience store chain with 1,518 stores primarily in the southeastern United States. Our convenience store operations represent a single operating segment based on the way we manage our business. Operating decisions are made at the Company level in order to maintain a consistent store presentation. Our stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers.

Cash and Cash Equivalents

For purposes of the consolidated financial statements, cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Our cash and cash equivalents at September 25, 2014 and September 26, 2013 included $1.9 million and $2.3 million, respectively in restricted cash collected for our Salute Our Troops® campaign. Our cash and cash equivalents at September 25, 2014 also included $739 thousand in restricted cash held by our captive insurance entity which, due to insurance and other regulations with respect to required reserves and minimum capital requirements, can only be utilized to pay captive claims.

Accounts Receivable

The majority of our trade receivables are from credit cards which typically convert to cash shortly after the transaction. Non-trade receivables consist mainly of vendor rebates, income tax and environmental receivables. We provide an allowance for doubtful accounts based on historical experience and on a specific identification basis. We write off accounts receivable when they become uncollectible. Our allowance for doubtful accounts was not significant for all periods presented.

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

Property Held for Sale

Property held for sale is included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets when management’s intent is to sell such property in the ensuing 12 months and the other criteria under the authoritative guidance are met. The asset is then recorded at the lower of cost or estimated fair value less cost to sell and no longer depreciated. These assets consist of land and buildings.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided by the straight-line method over the estimated useful lives of the assets.

Estimated useful lives are as follows:

Buildings	20 to 33½ years
Equipment, furniture and fixtures	3 to 30 years
Leasehold improvements	Lesser of the lease term or the life of the asset

Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Leased buildings capitalized in accordance with guidance on accounting for leases, are recorded at the lesser of fair value or the discounted present value of future minimum lease payments at the inception of the leases. Amounts capitalized are amortized over the estimated useful lives of the assets or terms of the leases (generally 5 to 20 years); whichever is less, using the straight-line method.

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

Self-Insurance

We are self-insured for certain losses related to general liability, workers’ compensation and medical claims. The expected cost for claims incurred as of the balance sheet date is not discounted and is recognized as a current liability within the Consolidated Balance Sheets. The expected cost of claims is estimated based upon analysis of historical data and actuarial estimates. We maintain excess loss coverage to limit the exposure related to certain risks involving general liability, workers’ compensation and employee medical programs when claims reach $500 thousand, $500 thousand and $300 thousand per person per claim, respectively. Our captive insurance subsidiary provides the general liability coverage when claims reach $500 thousand up to $800 thousand per person per claim ($2.0 million aggregate).

Environmental Costs

We account for the cost incurred to comply with federal and state environmental laws and regulations as follows:

•
Environmental liabilities reflected in the Consolidated Balance Sheets are based on internal and external estimates of the costs to remediate sites relating to the operation of underground storage tanks. Factors considered in the estimates of the reserve are the expected cost to remediate each contaminated site and the estimated length of time to remediate each contaminated site.

•	Future remediation costs are not discounted unless the timing and amounts are fixed or reliably determinable.

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

Excise and Other Taxes

We pay federal and state excise taxes on fuel products. Fuel sales and cost of goods sold included excise and other taxes of approximately $780.3 million, $808.9 million and $859.6 million for fiscal 2014, 2013 and 2012, respectively.

Income Taxes

All of our operations, including those of our subsidiary, are included in a consolidated federal income tax return. We recognize deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between financial statement carrying amounts and the related income tax basis. We classify interest and penalties as income tax expense.

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

Cost of Goods Sold

The primary components of cost of goods sold are fuel, merchandise, credit card fees, environmental remediation expense, repairs and maintenance of customer delivery equipment (e.g., fuel dispensers) and franchise fees for branded fast foodservice less vendor allowances and rebates. Vendor allowances and rebates are recognized in cost of goods sold in accordance with vendor agreements and as the related inventories are sold.

We receive payments for vendor allowances, volume rebates and other supply arrangements in connection with various programs. Our accounting practices with regard to some of our most significant arrangements are as follows:

•	Vendor allowances for price markdowns are credited to cost of goods sold during the period in which the related merchandise is sold and the markdown is taken.

•
Store imaging allowances are recognized as a reduction of cost of goods sold in the period earned in accordance with the vendor agreement. Store imaging includes signage, canopies and other types of branding as defined in our fuel contracts.

•
Volume rebates in the form of a reduction of the purchase price of merchandise are recorded as a reduction to cost of goods sold when the related merchandise is sold. Generally, volume rebates under a structured purchase program with allowances awarded based on the level of purchases are recognized when realization is probable and reasonably estimable. Volume rebates are recorded as a reduction in the cost of goods sold in the appropriate monthly period based on the actual level of purchases in the period relative to the total purchase commitment.

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

The aggregate amounts recorded as a reduction of cost of goods sold related to these vendor programs was $151.4 million, $148.7 million and $170.1 million for fiscal 2014, 2013 and 2012, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $8.4 million, $8.2 million and $7.3 million for fiscal 2014, 2013 and 2012 respectively.

Store Operating and General and Administrative Expenses

Store operating and general and administrative expenses are expensed as incurred. The primary components of store operating expense are store labor, store occupancy and operations management expenses. The primary components of general and administrative expense are administrative personnel, insurance and other corporate expenses.

Store Closings and Impairment Charges

Long-lived assets at the individual store level are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset to be held and used is measured by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total expected undiscounted future cash flows are less than the carrying value of the asset, the carrying value is written down to the estimated fair value if it is lower than carrying value. Cash flows vary for each store from year to year and as a result, we have identified and recorded impairment charges for operating and closed stores for each of the past three years as changes in market demographics, traffic patterns, competition and other factors have impacted the overall operations of certain of our individual store locations. Similar changes may occur in the future that will require us to record impairment charges. We record losses on asset impairments as a component of impairment charges on the Consolidated Statements of Operations.

Property and equipment of stores we are closing are written down to their estimated net realizable value at the time we close such stores. If applicable, we provide for future estimated rent and other exit costs associated with the store closure, net of sublease income, using a discount rate to calculate the present value of the remaining rent payments on closed stores. We estimate the net realizable value based on our experience in utilizing or disposing of similar assets and on estimates provided by our own and third-party real estate experts. Changes in real estate markets could significantly impact the net values realized from the sale of assets and rental or sublease income. We closed or sold 31, 36 and 42 stores in fiscal 2014, 2013 and 2012, respectively.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This new standard did not have a significant impact on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the requirements for reporting discontinued operations. The update requires that only those disposals which represent a strategic shift that will have a major effect on the Company’s operations and financial results be reported as discontinued operations. The new standard is effective for all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted for disposals that have not yet been reported in financial statements previously issued or available for issuance. We adopted this ASU in the third quarter of fiscal 2014. The adoption of this new guidance did not have a significant impact on our consolidated financial statements.

Note 2 - Inventories

Inventories consisted of the following:

(in thousands)	September 25, 2014	September 26, 2013
Inventories at FIFO cost:
Merchandise	$97,347	$101,978
Less adjustment to LIFO cost	(34,420)	(38,543)
Merchandise inventory at LIFO cost	62,927	63,435
Fuel	70,977	68,794
Total inventories	$133,904	$132,229

The impact on merchandise cost of goods sold of LIFO inventory liquidations was not material for fiscal 2014, 2013 and 2012.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

(in thousands)	September 25, 2014	September 26, 2013
Land	$317,055	$315,456
Buildings	435,152	422,234
Equipment, furniture and fixtures	939,767	909,791
Leasehold improvements	234,991	222,833
Construction in progress	15,431	33,005
Property and equipment, gross	1,942,396	1,903,319
Less—accumulated depreciation and amortization	(1,069,199)	(1,000,523)
Property and equipment, net	$873,197	$902,796

Depreciation expense included in Depreciation and amortization in the Consolidated Statement of Operations was $111.8 million, $117.2 million and $118.9 million for fiscal 2014, 2013 and 2012, respectively.

Note 4 – Goodwill and Other Intangible Assets

The following table reflects goodwill balances and activity as of September 25, 2014 and September 26, 2013:

(in thousands)	September 25, 2014	September 26, 2013
Balance at the beginning of the year, gross	$666,922	$666,585
Acquisitions	—	337
Accumulated impairment	(230,820)	(230,820)
Balance at the end of the year, net	$436,102	$436,102

We conducted our annual goodwill impairment assessment in the second quarter of fiscal 2014. Our market capitalization was greater than our book value at our annual testing date. We determined in step one of the annual impairment test that fair value of our one reporting unit was substantially in excess of the book value and concluded there was no impairment of our goodwill. No impairment charges related to goodwill were recognized during fiscal 2014, 2013 and 2012.

The following table reflects other intangible asset balances and activity as of September 25, 2014 and September 26, 2013:

(in thousands, except weighted-average life data)
	September 25, 2014				September 26, 2013
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Customer agreements	13.3	1,335	(986)	349	13.3	1,356	(923)	433
Non-compete agreements	33.3	7,911	(3,734)	4,177	32.8	7,974	(3,527)	4,447
		$9,246	$(4,720)	$4,526		$9,330	$(4,450)	$4,880

There were no impairment charges related to intangible assets for fiscal 2014, 2013 and 2012.

Amortization expense included in Depreciation and amortization in the Consolidated Statement of Operations related to intangible assets was approximately $354 thousand, $425 thousand and $611 thousand in fiscal 2014, 2013 and 2012, respectively.

The estimated future amortization expense for customer agreements and non-compete agreements is as follows:

(in thousands)
Fiscal Year
2015	$328
2016	294
2017	279
2018	279
2019	279
Later years	3,067
Total estimated future amortization expense	$4,526

Note 5 – Impairment Charges

During fiscal 2014, 2013 and 2012, we recorded the following asset impairment charges:

(in thousands)	2014	2013	2012
Operating stores	$2,966	$2,741	$5,645
Surplus properties	1,005	1,940	612
Total asset impairments	$3,971	$4,681	$6,257

Operating stores. We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We compared the carrying amount of these operating store assets to their estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. We recorded impairment charges related to operating stores as detailed in the table above. There were no operating stores classified as held for sale as of September 25, 2014 and September 26, 2013.

Surplus Properties. We test our surplus properties for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Periodically management determines that certain surplus properties should be classified as held for sale because of a change in facts and circumstances, including increased marketing and bid activity. We estimate the fair value of these and other surplus properties where events or changes in circumstances indicated, based on marketing and bid activity, that the carrying amount of the assets may not be recoverable. Based on these estimates, we determined that the carrying values of certain surplus properties exceeded fair value resulting in the impairment charges as detailed above. Surplus properties classified as held for sale and included in prepaid expenses and other current assets on our Consolidated Balance Sheets were $2.3 million and $4.7 million as of September 25, 2014 and September 26, 2013, respectively.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Note 6 - Debt

Long-term debt consisted of the following:

(in thousands)	September 25, 2014	September 26, 2013
Senior secured term loan	$250,537	$253,087
Senior unsecured notes	250,000	250,000
Total long-term debt	500,537	503,087
Less—current maturities	(2,715)	(2,550)
Less—unamortized debt discount	(1,759)	(2,123)
Long-term debt, net of current maturities and unamortized debt discount	$496,063	$498,414

We are party to the Fourth Amended and Restated Credit Agreement, as amended, which provides for a $480.0 million senior secured credit facility ("credit facility"). Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255.0 million senior secured term loan which matures in 2019. In addition, the credit facility provides for the ability to incur additional term loans and increases in the secured revolving credit facility in an aggregate principal amount of up to $200.0 million provided certain conditions are satisfied. Interest payments on our credit facility are payable in quarterly installments until maturity. The interest rate on borrowings under the revolving credit facility is dependent on our consolidated total leverage ratio, and at our option, is either the base rate (generally the applicable prime lending rate of Wells Fargo Bank, National Association, as announced from time to time) plus 250 to 350 basis points or LIBOR plus 350 to 450 basis points. Our current interest rate under the revolving credit facility is, at our option, either the base rate plus 325 basis points or LIBOR plus 425 basis points, with an unused commitment fee of 50 basis points. The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 375 basis points, with a LIBOR floor of 100 basis points. Based on our current consolidated leverage ratio, the interest rate on the senior secured term loan is LIBOR plus 375 basis points with a LIBOR floor of 100 basis points.

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

As of September 25, 2014, we had approximately $84.9 million of standby letters of credit issued under the credit facility. After taking into account outstanding letters of credit and the consolidated total adjusted leverage ratio constraint to availability, approximately $140.1 million was available for future borrowing under the revolving credit facility, of which $75.1 million was available for the issuances of letters of credit. The standby letters of credit primarily relate to vendor contracts, self-insurance programs and regulatory requirements.

We have outstanding $250.0 million of 8.375% senior unsecured notes ("senior notes") maturing in 2020. Interest on the senior notes is payable semi-annually in February and August until maturity. If a change of control occurs under the indenture governing our senior notes, which includes among other things, the majority of the directors on our Board consisting of new directors whose election or nomination for election was not approved by a majority of our current directors, a person acquiring beneficial ownership of a certain amount of our equity securities, certain mergers or consolidations, and the sale of all or substantially all of our assets, we must give holders of the senior notes an opportunity to sell their senior notes to us at a purchase price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest, if any, to the purchase date, subject to certain conditions. Failure to make or comply with the repurchase offer would be an event of default under the indenture governing our senior notes, which would also trigger a cross-default under our credit facility. Additionally, an event of default under our credit facility that results in the acceleration of indebtedness thereunder would result in an event of default under the indenture governing our senior notes. Upon an event of default under the indenture governing our senior notes, the requisite noteholders would be able to accelerate and require us to immediately repay all unpaid senior unsecured note amounts (plus accrued interest to the date of repayment).

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

The maximum total adjusted leverage ratio (generally the ratio of our consolidated debt to specified earnings) decreased from 6.25 to 6.0 for the fiscal quarter ending December 26, 2013 and the minimum interest coverage ratio (generally the ratio of specified earnings to interest expense) increased from 2.0 to 2.25 for the fiscal quarter ending September 25, 2014 and each fiscal quarter ending thereafter. We believe that we will be able to continue to satisfy these ratios; however, certain factors could result in our failure to comply with our covenants. In the event we are unable to comply with our covenants, or our performance suggests an impending inability to comply, we would attempt to negotiate with our lenders to obtain loan modifications or, if necessary, waivers of compliance with required ratios under our credit facility.

As of September 25, 2014, we were in compliance with all covenants and restrictions. Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit agreement governing our credit facility, including financial and negative covenants.

After giving effect to the applicable restrictions on the payment of dividends under our credit facility and indenture, subject to compliance with applicable law, as of September 25, 2014, there was $20.0 million free of restriction, which was available for the payment of dividends. We do not expect to pay dividends in the foreseeable future.

The carrying amounts and the related estimated fair value of our long-term debt is disclosed in Note 15, Fair Value Measurements.

The remaining principal payments of our long-term debt as of September 25, 2014 are as follows:

(in thousands)
Fiscal year
2015	$2,715
2016	2,550
2017	2,550
2018	2,550
2019	240,172
2020	250,000
Total principal payments	$500,537

Note 7 – Lease Obligations

We lease certain facilities under capital leases and through sale-leaseback arrangements accounted for as a financing. The net book values of assets under capital leases and lease finance obligations, which are included in Note 3, Property and Equipment, are summarized as follows:

(in thousands)	September 25, 2014	September 26, 2013
Land	$186,429	$186,901
Buildings	224,571	225,931
Equipment	11,439	15,300
Accumulated depreciation	(93,052)	(88,290)
Total	$329,387	$339,842

Following are the future minimum lease payments, including interest, for all non-cancelable leases in effect as of September 25, 2014:

(in thousands)
Fiscal Year	Lease Finance Obligations	Operating Leases
2015	$56,468	$62,506
2016	54,369	51,489
2017	52,903	46,245
2018	51,237	40,005
2019	49,177	32,017
Later years	133,089	65,056
Total future minimum lease payments	$397,243	$297,318

Rental expense for operating leases was approximately $66.6 million, $69.5 million and $70.0 million for fiscal 2014, 2013 and 2012, respectively. We have facility leases with non-level rent provisions, capital improvement funding and other forms of lease concessions. We record non-level rent provisions and lease concessions on a straight-line basis over the minimum lease term. Some of our leases require contingent rental payments; such amounts are not material for the fiscal years presented.

Note 8 – Asset Retirement Obligations

We record an asset retirement obligation for the estimated future cost to remove underground storage tanks. The asset retirement obligation liabilities are discounted using rates ranging from 5.2% to 10.8% which were determined at inception of each obligation. Revisions to the liabilities could occur due to changes in tank removal costs, tank useful lives or if federal and/or state regulators enact new guidance on the removal of such tanks. There were no material changes in our estimated costs to remove tanks during fiscal 2014. We include asset retirement obligations in other noncurrent liabilities on the Consolidated Balance Sheets.

A reconciliation of the changes in our liability is as follows:

(in thousands)	September 25, 2014	September 26, 2013
Balance at the beginning of the year	$27,602	$26,983
Liabilities incurred	12	40
Liabilities assumed - acquisitions	—	15
Liabilities settled	(932)	(945)
Accretion expense	1,265	1,509
Balance at the end of the year	$27,947	$27,602

Note 9 – Interest Expense

The components of interest expense are as follows:

(in thousands)	2014	2013	2012
Interest on long-term debt, including amortization of deferred financing costs	$39,920	$42,698	$34,167
Interest on lease finance obligations	43,780	44,233	44,090
Amortization of debt discount	364	787	3,895
Miscellaneous	1,162	1,061	2,067
Interest expense	$85,226	$88,779	$84,219

Note 10 – Income Taxes

The components of income tax expense (benefit) are summarized below:

(in thousands)	2014	2013	2012
Current
Federal	$(273)	$(21)	$(700)
State	(44)	(83)	209
Current income tax benefit	$(317)	$(104)	$(491)
Deferred
Federal	$5,666	$(5,510)	$(2,564)
State	880	(187)	48
Deferred income tax expense (benefit)	6,546	(5,697)	(2,516)
Net income tax expense (benefit)	$6,229	$(5,801)	$(3,007)

Deferred income tax (liabilities) and assets are comprised of the following:

	September 25,	September 26,
(in thousands)	2014	2013
Gross deferred income tax liabilities
Property and equipment	$(67,662)	$(74,983)
Inventories	(2,795)	(2,852)
Goodwill and other intangibles	(48,877)	(38,446)
Prepaid expenses	(3,810)	(3,849)
Deferred gain	(830)	(1,038)
Other	(112)	(112)
Gross deferred income tax liabilities	(124,086)	(121,280)
Gross deferred income tax assets
Lease finance obligations	17,570	17,443
Accrued insurance	9,704	11,274
Asset retirement obligations	10,005	9,728
Deferred vendor rebates	4,710	4,856
Reserve for closed stores	457	667
Environmental	3,221	3,367
State bonus depreciation	3,968	4,109
Stock-based compensation expense - nonqualified options	1,792	2,281
Accrued expenses	590	794
Other	747	715
Gross deferred income tax assets	52,764	55,234
Net operating loss carryforwards	12,737	16,613
Federal tax credits	10,876	8,949
Net deferred income tax liabilities	$(47,709)	$(40,484)

As of September 25, 2014 and September 26, 2013, net current deferred income tax assets totaled $35.8 million and $26.2 million, respectively, and net noncurrent deferred income tax liabilities totaled $83.5 million and $66.7 million, respectively.

Reconciliations of income taxes at the federal statutory rate (35% in fiscal 2014, 2013 and 2012) to actual income tax expense (benefit) for each of the periods presented are as follows:

(in thousands)	2014	2013	2012
Tax expense (benefit) at federal statutory rate	$6,808	$(3,085)	$(1,944)
State tax expense, net of federal tax expense	864	155	109
Permanent difference - federal credits, net	(1,270)	(2,547)	(1,307)
Permanent difference - statutory rate change	—	(396)	—
Permanent difference - interest and tax refunds	(91)	—	—
Permanent differences - other	(82)	72	135
Net income tax expense (benefit)	$6,229	$(5,801)	$(3,007)

As of September 25, 2014, we had federal and state net operating loss ("NOL") carryforwards and federal tax credit carryforwards that can be used to offset future federal and state income taxes. The benefit of these carryforwards is recognized as a deferred income tax asset. Loss carryforward and credit carryforward amounts as of September 25, 2014 have the following expiration dates:

(in thousands)	Year of Expiration	Carryforwards
Federal NOL carryforwards
	2033	$30,530
		$30,530
Federal credit carryforwards
	2030	$1,393
	2031	1,713
	2032	2,119
	2033	2,252
	2034	1,599
		$9,076
State NOL carryforwards
	2018	$3,446
	2019	2,470
	2020	2,751
	2021	828
	2022	680
	2023	670
	2026	1,577
	2027	8,459
	2028	12,457
	2029	2,682
	2031	15
	2032	7,363
	2033	12,397
	2034	67
		$55,862

No uncertain tax positions were recorded during fiscal 2014, 2013, and 2012. There were no accrued interest and penalties related to unrecognized tax benefits during fiscal 2014 and 2013. We do not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease over the next 12 months.

The examination by the Internal Revenue Service for fiscal years 2007 through 2010 was completed in fiscal 2012 resulting in $12.8 million in federal tax refunds. The statute of limitations remains open for fiscal years 2011 and forward. We believe our consolidated financial statements include appropriate provisions for all outstanding issues in all jurisdictions and all open years.

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

Note 11 – Commitments and Contingencies

As of September 25, 2014, we were contingently liable for outstanding letters of credit in the amount of $84.9 million primarily related to several self-insurance programs, vendor contracts and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of September 25, 2014, we maintained letters of credit in the aggregate amount of $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky, Louisiana and Kansas.

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

A substantial amount of our environmental liabilities will be expended for remediation on behalf of us by state trust funds established in our operating areas or other responsible third parties (including insurers). To the extent such third parties do not pay for remediation as anticipated by us, we will be obligated to make such payments, which could materially affect our financial condition and results of operations. Reimbursement from state trust funds will be dependent upon the maintenance and continued solvency of the various state trust funds.

As of September 25, 2014, environmental liabilities of approximately $5.1 million and $73.4 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 26, 2013, environmental liabilities of approximately $5.2 million and $66.2 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental liabilities represent our estimates for future expenditures for remediation associated with 548 and 582 known contaminated sites as of September 25, 2014 and September 26, 2013, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $70.3 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend up to approximately $8.2 million for remediation. As of September 25, 2014, anticipated reimbursements of $2.0 million are recorded as current receivables and $70.3 million are recorded as other noncurrent assets related to all sites. As of September 26, 2013, anticipated reimbursements of $2.4 million are recorded as current receivables and $63.6 million are recorded as other noncurrent assets. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental liabilities have been established with remediation costs based on internal and external estimates for each site. There are no sites for which the timing and amounts for future remediation are fixed or reliably determinable.

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

As of September 25, 2014 and September 26, 2013, there are 107 and 147 sites, respectively, identified as contaminated that are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. These sites are not included in our environmental liabilities. Additionally, we are awaiting closure notices on several other locations that will release us from responsibility related to known contamination at those sites. These sites continue to be considered in our environmental liabilities until a final closure notice is received.

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. At September 25, 2014, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $2.6 million and $8.6 million, respectively. At September 26, 2013, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $1.3 million and $10.2 million, respectively.

During fiscal 2014, we purchased over 50% of our general merchandise from a single wholesaler, McLane Company, Inc. (“McLane”). During the second quarter of fiscal 2014 we entered into a new distribution service agreement with McLane that expires December 31, 2019. The new distribution service agreement replaced the distribution service agreement dated August 1, 2008, as amended, between the parties.

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2015 to 2019 as of September 25, 2014. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased. Therefore, the contractual obligation we must reimburse the respective oil company if we default may be different than the unamortized balance recorded as deferred vendor rebates.

Fuel Contractual Contingencies

Our Product Supply Agreement, Guaranteed Supply Agreement and Master Conversion Agreement with Marathon provides for Marathon to supply, and us to purchase, certain minimum amounts of motor fuel for our specified convenience store locations. Subject to certain adjustments, Marathon may terminate the agreements if we do not purchase a minimum volume of a combination of Marathon branded and unbranded gasoline and distillates annually. Based on current forecasts, we anticipate attaining the annual minimum fuel requirements. If Marathon terminates our agreement due to a failure to purchase the annual minimum amounts, Marathon is entitled to receive the unamortized balance of the investment provided for under the Master Conversion Agreement. The agreement expires on December 31, 2017.

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

Note 12 – Defined Contribution Plan

We sponsor a 401(k) Employee Retirement Savings Plan for eligible employees. In 2014, employees are eligible to participate in the plan immediately and may contribute up to the lesser of 100% of their annual compensation or the Internal Revenue Service annual contribution limit. Employees that have been employed for one year are eligible for Company match on the basis of 100% of the first 3% and 50% of the next 2% contributed. Matching contribution expense was $2.2 million, $2.1 million, and $2.0 million for fiscal 2014, 2013 and 2012, respectively.

Note 13 – Stock Compensation Plans

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

Total share-based compensation expense, which is included in general and administrative expense in the Consolidated Statements of Operations, was $3.3 million, $2.7 million and $2.8 million in fiscal 2014, 2013 and 2012, respectively. The related income tax benefit was $1.3 million, $1.1 million and $1.2 million in fiscal 2014, 2013 and 2012, respectively. As of September 25, 2014 we have approximately 1.3 million shares available for equity grants.

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

A summary of the status of stock options under our plans and changes during fiscal 2014 is presented in the table below:

(in thousands, except exercise price or as otherwise noted)	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding, September 26, 2013	727	$21.58	2.9	$71
Granted	128	15.76
Exercised	(22)	11.31		$100
Forfeited options	(28)	13.45
Expired options	(215)	34.62
Options outstanding, September 25, 2014	590	$16.32	3.5	$2,833

Options vested and expected to vest, September 25, 2014	573	$16.38	3.4	$2,734
Options exercisable, September 25, 2014	360	$18.03	2.1	$1,318

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

The weighted average assumptions used in the Black-Scholes-Merton option pricing model for options issued in fiscal 2014, 2013 and 2012 are as follows:

	Years Ended
	September 25, 2014	September 26, 2013	September 27, 2012
Weighted-average expected lives (years)	3.0	3.0	3.0
Risk-free interest rate	0.7%	0.4%	0.4%
Expected volatility	40.9%	43.1%	50.2%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value	$4.49	$3.40	$3.86

The weighted average grant date fair value of options granted during fiscal 2014, 2013 and 2012 was $574 thousand, $579 thousand and $660 thousand, respectively.

Stock options exercised during fiscal 2014 and 2013 were not material. There were no stock options exercised during fiscal 2012.

The total fair value of options that vested during fiscal 2014, 2013 and 2012 was $369 thousand, $323 thousand and $283 thousand, respectively. At September 25, 2014, there was $645 thousand of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Awards

Restricted stock awards and restricted stock units are valued at the market price of a share of our common stock on the date of grant. In general, employee awards vest in equal annual installments at the end of each fiscal year of a three-year period from the date of grant. We also issue restricted stock awards and units to our Board of Directors annually, which vests over a one-year period. The weighted average fair value for restricted stock awards was $13.60 in fiscal 2014, $12.07 in fiscal 2013 and $12.89 in fiscal 2012. The weighted average fair value for restricted stock units was $15.44 in fiscal 2014 and $12.14 in fiscal 2013.There were no grants of restricted stock units in fiscal 2012. Transactions related to restricted stock awards and restricted stock units issued under the Omnibus Plan for the year ended September 25, 2014 are summarized as follows:

	Restricted Stock		Restricted Stock Units
(in thousands, except per share amounts)	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share
Nonvested at September 26, 2013	375	$12.07	12	$12.14
Granted	135	$15.63	9	$15.44
Vested	(210)	$12.52	(12)	$12.14
Forfeited	(66)	$12.46	—	$—
Nonvested at September 25, 2014	234	$13.60	9	$15.44

The total fair value of restricted stock awards that vested was approximately $2.8 million, $2.1 million and $1.5 million in fiscal 2014, 2013 and 2012, respectively. The total fair value of restricted stock units that vested was approximately $178 thousand in fiscal 2014. There were no vested restricted stock units in fiscal 2013 and 2012. The remaining unrecognized compensation expense related to unvested restricted stock awards at September 25, 2014 was $2.3 million, which is expected to be recognized over a weighted-average period of 1.6 years. The remaining unrecognized compensation expense related to unvested restricted stock units at September 25, 2014 was $65 thousand, which is expected to be recognized over a weighted-average period of 0.5 years.

Performance-based Restricted Stock Awards

During fiscal 2014, we granted restricted stock awards that have performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 150%. The performance-based restricted awards generally vest in three annual installments commencing on the first anniversary of the grant date. These awards are expensed based on the probability of achieving performance metrics. If the performance metric is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The weighted average fair value for performance-based restricted stock was $14.94 in fiscal 2014, $11.92 in fiscal 2013 and $13.32 in fiscal 2012. Transactions related to performance-based restricted stock awards issued under the Omnibus Plan for the year ended September 25, 2014 are summarized as follows:

(in thousands, except per share amounts)	Performance-based Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share
Nonvested at September 26, 2013	330	$11.92
Granted	203	$15.77
Vested	—	$—
Forfeited	(312)	$12.29
Nonvested at September 25, 2014	221	$14.94

The total fair value of performance-based restricted stock awards that vested was approximately $62 thousand in fiscal 2013. No performance-based restricted stock vested in fiscal 2014 and 2012. The remaining unrecognized compensation expense related to unvested performance-based restricted stock awards at September 25, 2014 was $2.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Note 14 – Earnings (Loss) per Share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares available to common shareholders. Diluted earnings (loss) per share is computed on the basis of the weighted-average number of common shares available to common shareholders, plus the effect of stock options and restricted stock using the "treasury stock" method.

In periods in which a net loss is incurred, no common stock equivalents are included since they are anti-dilutive. As such, all stock options and restricted stock outstanding are excluded from the computation of diluted net loss per share in those periods. Options and restricted stock representing 1.4 million shares for fiscal 2013 and 2012, respectively, have been excluded from diluted loss per share. Options to purchase shares of common stock and restricted stock that were not included in the computation of diluted earnings per share, because their inclusion would have been anti-dilutive, were 481 thousand for fiscal 2014.

The following table reflects the calculation of basic and diluted earnings (loss) per share:

(in thousands, except per share data)	2014	2013	2012
Net income (loss)	$13,224	$(3,012)	$(2,547)
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,869	22,691	22,569
Earnings (loss) per share—basic	$0.58	$(0.13)	$(0.11)
Earnings (loss) per share—diluted:
Weighted-average shares outstanding	22,869	22,691	22,569
Dilutive impact of stock options and restricted stock outstanding	135	—	—
Weighted-average shares and potential dilutive shares outstanding	23,004	22,691	22,569
Earnings (loss) per share—diluted	$0.57	$(0.13)	$(0.11)

Note 15 – Fair Value Measurements

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

Our only financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the Consolidated Balance Sheets at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. We believe the fair value determination of these short-term financial instruments is a level 1 measure. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The fair value of our indebtedness was approximately $513.5 million and $522.5 million at September 25, 2014 and September 26, 2013, respectively. We believe the fair value determination of long-term debt is a Level 2 measure.

Significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition included long-lived tangible assets as described in Note 5, Impairment Charges.

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

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table below may reflect values at earlier measurement dates and may no longer represent their fair values at September 25, 2014.

	Fair Value Measurements-Non-recurring Basis
(in thousands)	Operating Stores	Surplus Properties
Fair value measurement	$5,366	$3,771
Carrying amount	8,332	4,776
Realized Loss	$(2,966)	$(1,005)

Note 16 – Quarterly Results (Unaudited)

The following table sets forth certain unaudited financial and operating data for each fiscal quarter during fiscal 2014 and 2013. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. Due to the nature of our business and our reliance, in part, on consumer spending patterns in coastal, resort and tourist markets, we typically generate higher revenues and gross profits during warm weather months in the southeastern United States, which fall within our third and fourth fiscal quarters.

	Fiscal 2014
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
Merchandise revenue	$440,780	$426,082	$484,522	$483,545
Fuel revenue	1,363,299	1,341,119	1,534,603	1,471,714
Total revenue	$1,804,079	$1,767,201	$2,019,125	$1,955,259
Gross Profit
Merchandise gross profit (1)	$147,779	$144,759	$164,320	$170,044
Fuel gross profit (1) (2)	48,682	42,550	54,921	57,663
Total gross profit	$196,461	$187,309	$219,241	$227,707
Income from operations	$12,907	$6,305	$42,892	$42,575
Net (loss) income	$(5,144)	$(10,308)	$14,021	$14,655
Earnings (loss) per share - basic	$(0.23)	$(0.45)	$0.61	$0.64
Earnings (loss) per share - diluted	$(0.23)	$(0.45)	$0.61	$0.63

	Fiscal 2013
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
Merchandise revenue	$428,848	$418,949	$476,596	$475,608
Fuel revenue	1,486,359	1,473,268	1,516,055	1,546,272
Total revenue	$1,915,207	$1,892,217	$1,992,651	$2,021,880
Gross Profit
Merchandise gross profit (1)	$146,893	$141,146	$160,855	$163,237
Fuel gross profit (1) (2)	49,168	48,439	53,833	47,826
Total gross profit	$196,061	$189,585	$214,688	$211,063
Income from operations	$18,014	$8,695	$35,113	$18,144
Net (loss) income	$(3,057)	$(6,865)	$5,938	$972
Earnings (loss) per share - basic	$(0.14)	$(0.30)	$0.26	$0.04
Earnings (loss) per share - diluted	$(0.14)	$(0.30)	$0.26	$0.04

(1) We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.
(2) We present fuel gross profit inclusive of credit card processing fees, environmental remediation expenses and cost of repairs and maintenance on fuel equipment.

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

Management has conducted its evaluation of the effectiveness of our internal control over financial reporting as of September 25, 2014 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of our Board of Directors. Based on its assessment, management determined that, as of September 25, 2014, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, Deloitte & Touche LLP, was engaged to audit the effectiveness of our internal control over financial reporting, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Cary, North Carolina

We have audited the internal control over financial reporting of The Pantry, Inc. (the "Company") as of September 25, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended September 25, 2014 of the Company and our report dated December 9, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
December 9, 2014

Item 9B.   Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is included in the section entitled "Executive Officers of the Registrant" in Part I of this report. Information concerning our directors and the filing of certain reports of beneficial ownership is incorporated by reference from the sections entitled "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 12, 2015.

All employees, officers and directors, including our Chief Executive Officer and Principal Financial Officer, are required to abide by The Pantry, Inc. Code of Business Conduct and Ethics (the "Code"). The Code is designed to ensure that our business is conducted in a legal and ethical manner. A full text of the Code can be found at www.thepantry.com, under "Investors" and "Corporate Governance" captions. Information about our code of ethics is incorporated by reference from the section entitled "Information About Our Board of Directors - Code of Ethics" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 12, 2015.

Information concerning the Audit Committee of our Board of Directors is incorporated by reference from the section entitled "Information About Our Board of Directors - Board Committees - Audit Committee" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 12, 2015.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the date of our proxy statement for the Annual Meeting of Stockholders held March 13, 2014.

Item 11. Executive Compensation.

This information is incorporated by reference from the sections entitled "Executive Compensation", "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation - Compensation Committee Report" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 12, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from the sections entitled "Principal Stockholders" and "Executive Compensation - Equity Compensation Plan Information" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 12, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the sections entitled "Transactions with Affiliates" and "Information About Our Board of Directors - General" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 12, 2015.

Item 14.  Principal Accounting Fees and Services.

This information is incorporated by reference from the section entitled "Ratification of Appointment of Independent Public Accountants - Principal Accountant Fees and Services" in our definitive proxy statement to be filed with respect to the Annual Meeting of Stockholders to be held March 12, 2015.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.
The following information required under this item is filed as part of this report:

(a)	1. Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements;
Consolidated Balance Sheets at September 25, 2014 and September 26, 2013;
Consolidated Statements of Operations for the fiscal years ended September 25, 2014, September 26, 2013 and September 27, 2012;
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 25, 2014, September 26, 2013 and September 27, 2012;
Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 25, 2014, September 26, 2013 and September 27, 2012;
Consolidated Statements of Cash Flows for the fiscal years ended September 25, 2014, September 26, 2013 and September 27, 2012;
Notes to Consolidated Financial Statements.

2. Exhibits

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

4.2             Form of 8.375 Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.3             Supplemental Indenture dated August 3, 2012 dated August 3, 2012 among The Pantry and U.S. Bank National Association, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

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

10.2
First Amendment to Fourth Amended and Restated Credit Agreement dated as of August 15, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2013).

10.3
Second Amendment to Fourth Amended and Restated Credit Agreement dated as of December 20, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto. (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).

10.4
Third Amendment to Fourth Amended and Restated Credit Agreement dated as of January 14, 2014 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto. (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).

10.5           Registration Rights Agreement dated August 3, 2012 among The Pantry and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.6           Fourth Amended and Restated Pledge Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.7           Fourth Amended and Restated Security Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.8           Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003).

10.9           Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.10         Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009).*

10.11
Independent Director Compensation Program, Sixth Amendment January 2014 (incorporated by reference to Exhibit 10.4 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).*

10.12        The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007).*

10.13         Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004).*

10.14         The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007).*

10.15         The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry's Annual Report on Form 10-K for the year ended September 29, 2011).*

10.16
The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2012).*

10.17         Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

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

10.21         Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.40 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.22         Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.41 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.23
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2012).*

10.24
Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan(incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.25
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.26         Form of Award Agreement (Awarding Restricted Stock to Employee for Retention) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.27         Form of Award Agreement (Awarding Non-Qualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.28         Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.29         Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.30         Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell). (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.31	The Pantry, Inc. Fiscal 2014 RooMax Incentive Award Program (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).*

10.32         Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).*

10.33        Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2011).

10.34         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.35         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.36         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.37         Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.38         Severance Agreement effective as of December 15, 2011 by and between Berry L. Epley and the Company (incorporated by reference to Exhibit 10.43 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.39
Employment Agreement effective as of February 7, 2013 by and between B. Clyde Preslar and the Company (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on January, 11, 2013).*

10.40
Employment Agreement effective as of June 3, 2013 by and between Boris Zelmanovich and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).*

10.41
Employment Agreement effective as of January 14, 2014 by and between David Zodikoff and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).*

10.42
Employment Agreement effective as of April 17, 2014 by and between Gordon Schmidt and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.43
Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated March 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).

10.44         Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.45         First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.79 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.46         Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.80 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.47        Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.81 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.48         Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

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

10.51
Side Letter to Amended and Restated Master Conversion Agreement and Amended and Restated Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.53 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2013).

10.52         Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.53         First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.83 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.54         Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.84 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.55         Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.56
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

10.57
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

10.58
First Amendment to Amended and Restated Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.59
Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.70 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.60        Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.61
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

12.1           Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1	Subsidiary of The Pantry, Inc.

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

THE PANTRY, INC.

By:	/s/ Dennis G. Hatchell
Dennis G. Hatchell
President and Chief Executive Officer

Date:	December 9, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dennis G. Hatchell	President, Chief Executive Officer and Director	December 9, 2014
Dennis G. Hatchell	(Principal Executive Officer)

/s/ B. Clyde Preslar	Senior Vice President, Chief Financial Officer	December 9, 2014
B. Clyde Preslar	(Principal Financial Officer)

/s/ Berry L. Epley	Vice President, Assistant Corporate Secretary & Controller	December 9, 2014
Berry L. Epley	(Principal Accounting Officer)

/s/ Thomas W. Dickson	Chairman of the Board and Director	December 9, 2014
Thomas W. Dickson

/s/ Todd E. Diener	Director	December 9, 2014
Todd E. Diener

/s/ Wilfred A. Finnegan	Director	December 9, 2014
Wilfred A. Finnegan

/s/ Kathleen R. Guion	Director	December 9, 2014
Kathleen R. Guion

/s/ Terry L. McElroy	Director	December 9, 2014
Terry L. McElroy

/s/ Mark D. Miles	Director	December 9, 2014
Mark D. Miles

/s/ James C. Pappas	Director	December 9, 2014
James C. Pappas

/s/ Ross J. Pillari	Director	December 9, 2014
Ross J. Pillari

/s/ Joshua E. Schechter	Director	December 9, 2014
Joshua E. Schechter

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

4.2             Form of 8.375 Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.3             Supplemental Indenture dated August 3, 2012 dated August 3, 2012 among The Pantry and U.S. Bank National Association, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

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

10.2
First Amendment to Fourth Amended and Restated Credit Agreement dated as of August 15, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2013).

10.3
Second Amendment to Fourth Amended and Restated Credit Agreement dated as of December 20, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto. (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).

10.4
Third Amendment to Fourth Amended and Restated Credit Agreement dated as of January 14, 2014 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto. (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).

10.5           Registration Rights Agreement dated August 3, 2012 among The Pantry and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.6           Fourth Amended and Restated Pledge Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.7           Fourth Amended and Restated Security Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.8           Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003).

10.9           Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.10         Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009).*

10.11
Independent Director Compensation Program, Sixth Amendment January 2014 (incorporated by reference to Exhibit 10.4 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).*

10.12        The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry's Annual Report on Form 10-K for the year ended September 27, 2007).*

10.13         Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004).*

10.14         The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007).*

10.15         The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry's Annual Report on Form 10-K for the year ended September 29, 2011).*

10.16
The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2012).*

10.17         Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

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

10.21         Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.40 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.22         Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.41 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.23
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.2 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2012).*

10.24
Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan(incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.25
Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.26         Form of Award Agreement (Awarding Restricted Stock to Employee for Retention) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.27         Form of Award Agreement (Awarding Non-Qualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.28         Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.29         Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.30         Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell). (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.31	The Pantry, Inc. Fiscal 2014 RooMax Incentive Award Program (incorporated by reference to Exhibit 10.1 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).*

10.32         Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).*

10.33        Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2011).

10.34         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.35         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.36         Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.37         Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.38         Severance Agreement effective as of December 15, 2011 by and between Berry L. Epley and the Company (incorporated by reference to Exhibit 10.43 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.39
Employment Agreement effective as of February 7, 2013 by and between B. Clyde Preslar and the Company (incorporated by reference to Exhibit 10.1 to The Pantry's Current Report on Form 8-K filed with the Securities and Exchange Commission on January, 11, 2013).*

10.40
Employment Agreement effective as of June 3, 2013 by and between Boris Zelmanovich and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).*

10.41
Employment Agreement effective as of January 14, 2014 by and between David Zodikoff and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).*

10.42
Employment Agreement effective as of April 17, 2014 by and between Gordon Schmidt and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.43
Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated March 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).

10.44         Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.45         First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.79 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.46         Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.80 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.47        Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.81 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.48         Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

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

10.51
Side Letter to Amended and Restated Master Conversion Agreement and Amended and Restated Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.53 to The Pantry’s Annual Report on Form 10-K for the year ended September 26, 2013).

10.52         Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.53         First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.83 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.54         Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.84 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.55         Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.56
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

10.57
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

10.58
First Amendment to Amended and Restated Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission).

10.59
Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.70 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.60        Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.61
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

12.1           Statement regarding Computation of Earnings to Fixed Charges Ratio.

21.1	Subsidiary of The Pantry, Inc.

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