Form 10-K/A
period 2014-09-25
PANTRY INC
filed 2015-01-23
CIK 915862

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

As of January 15, 2015, there were issued and outstanding 23,504,174 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE PANTRY, INC.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended September 25, 2014 originally filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2014 (the “Form 10-K”) by The Pantry, Inc. (“The Pantry,” “we,” “us,” “our” and “the Company”), solely for the purpose of amending Items 10 through 14 in Part III and Item 15 in Part IV. The information in Part III was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in the Form 10-K by reference to a definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end.

As previously reported, on December 18, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Couche-Tard U.S. Inc. (“Couche-Tard”) and CT-US Acquisition Corp. (“Merger Sub”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into The Pantry, with The Pantry continuing as the surviving company and a wholly owned subsidiary of Couche-Tard (the “Merger”). On January 12, 2015, we filed a preliminary proxy statement in connection with a special meeting of our stockholders to seek approval and adoption of the Merger Agreement and the Merger. In light of the special meeting, we do not currently intend to hold our 2015 Annual Meeting of Stockholders, and such meeting is not expected to be held if the Merger is consummated.

Accordingly, we are filing this Amendment to include the Part III information in our Form 10-K because we no longer expect to file a definitive proxy statement containing this information before the date that is 120 days after our fiscal year end. Part IV is being amended to add as exhibits certain new certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the Form 10-K. Additionally, the reference on the cover page of the Form 10-K to The Pantry’s Proxy Statement for the Annual Meeting of Stockholders that was scheduled to be held March 12, 2015 is hereby deleted.

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after December 9, 2014, the date the Form 10-K was filed, or modify or update those disclosures that may have been affected by subsequent events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

General

Our Board of Directors (the “Board”) oversees our business and affairs and monitors the performance of management. In accordance with traditional corporate governance principles, our Board does not involve itself in our day-to-day operations. Instead, directors keep themselves informed through, among other things, discussions with our CEO, other key executives and principal external advisers (legal counsel, outside auditors, investment bankers and other consultants), reading reports and other materials that are provided to them and by participating in Board and committee meetings. Our directors are elected annually and hold office for a period of one year or until their successors are duly elected and qualified.

There are no family relationships among our directors or executive officers. There are no material proceedings to which any of our directors, officers or affiliates, or any of their associates, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

None of our directors or executive officers have been convicted in a criminal proceeding during the last ten years (excluding traffic violations or similar misdemeanors) and none of our directors or executive officers was a party to any judicial or administrative proceeding during the last ten years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Directors

The following table and accompanying biographies provide information on our directors:

Name	Age	Year First Elected Director	Position
Thomas W. Dickson	59	2014	Chairman of the Board
Todd E. Diener	57	2014	Director
Wilfred A. Finnegan	56	2006	Director
Kathleen R. Guion	63	2013	Director
Dennis G. Hatchell	65	2012	Director
Terry L. McElroy	66	2006	Director
Mark D. Miles	61	2006	Director
James C. Pappas	33	2014	Director
Ross J. Pillari	64	2014	Director
Joshua E. Schechter	41	2014	Director

Thomas W. Dickson was elected to our Board in March 2014 and currently serves as Chairman of our Board and as a member of our Audit and Finance Committee (the “Audit Committee”) and Compensation and Organization Committee (the “CO Committee”). Mr. Dickson most recently served as Chief Executive Officer of Harris Teeter Supermarkets, Inc., formerly Ruddick Corporation (“Harris Teeter”), which operates a regional chain of more than 200 supermarkets, primarily in the southeastern and mid-Atlantic United States, from February 1997 until January 2014, and also served as Chairman of the Board of Harris Teeter from March 2006 until January 2014. In addition, Mr. Dickson served as President of Harris Teeter from February 1997 through March 2012, and before his election as President and Chief Executive Officer, he served as Executive Vice President of Harris Teeter from February 1996 to February 1997. Prior to that time, from February 1994 to February 1996, Mr. Dickson served as President of, and from February 1991 to February 1994 he served as Executive Vice President of, Harris Teeter’s former A&E subsidiary. Mr. Dickson attained a B.A. and M.B.A. from the University of Virginia. We believe Mr. Dickson’s significant executive experience in the supermarket industry, familiarity with real estate and market conditions in many of our principal markets, and educational background makes him highly qualified for service as a member of our Board.

Todd E. Diener was elected to our Board in March 2014 and currently serves as a member of our CO Committee and Corporate Governance and Nominating Committee. Mr. Diener is a former executive officer of Brinker International, Inc. (“Brinker”), from November 1981 to December 2009, where he most recently served as the President of Chili’s Grill & Bar (“Chili’s”) and On the Border restaurants from March 2009 until December 2009. During this time, Chili’s was one of the largest casual dining restaurant chains in the world with more than 1,200 locations in the United States and 200 international locations in 28 countries. In his role as President of Chili’s, Mr. Diener led all aspects of the brand, including finance, P&L, marketing, operations, real estate, human resources and franchising. Prior to his role as President of Chili’s and On the Border, Mr. Diener served in the roles of Executive Vice President and Chief Operating Officer, from May 2003 to May 2005, of Brinker, where he was responsible for more than 1,500 restaurants. Mr. Diener oversaw company-owned and franchised operations for On the Border, Macaroni Grill, Maggiano’s and Corner Bakery Café restaurants in the United States and 24 other countries. Mr. Diener worked for Chili’s and its parent company, Brinker, for approximately 28 years, until December 2009 when he retired. Mr. Diener currently serves on the boards of Taco Mac Sports Grill in Atlanta, since June 2012, Rosa Mexicano in New York, since October 2012, Nairobi Java House in Nairobi, Kenya and Snappy Salads in Dallas, since February 2013. Mr. Diener is also an active member of the Dallas board of St. Jude Children’s Research Hospital. We believe Mr. Diener’s extensive executive experience qualifies him for service on our Board, particularly as the Company expands the proprietary food service and quick service restaurant (“QSR”) areas of its business.

Wilfred A. Finnegan was elected to our Board in July 2006 and currently serves as a member of our Corporate Governance and Nominating Committee and Chairman of our Audit Committee. We believe Mr. Finnegan’s experience in the financial sector and his demonstrated past board performance make him a good fit for our Board and, in particular, our Audit Committee. Mr. Finnegan co-founded the high yield securities business at JPMorgan Chase (then Chemical Bank, and later Chase Manhattan) in 1993 and subsequently was promoted to the head of Global Leveraged Finance, where he accumulated substantial leadership and financial experience. His later positions as Senior Advisor to The Carlyle Group, a global private equity firm (2003-2005), more recently as Managing Director (2007-2008) of GoldenTree Asset Management, LP, and as an independent consultant since 2003 further enhance his executive experience and fiscal know-how. His committee experience at JPMorgan – as a member of the Management, Global Markets, and Market Risk committees there – provides additional experience in analyzing risk and performing financial strategic planning that we believe adds value to his participation on our Audit Committee. Finally, Mr. Finnegan attained a B.A. and M.B.A. from Dartmouth College, one of the nation’s top undergraduate and business institutions. We believe Mr. Finnegan’s significant executive, financial, and educational background qualifies him for service as a member of our Board.

Kathleen R. Guion was elected to our Board in May 2013 and currently serves as a member of our Corporate Governance and Nominating Committee and Chair of our CO Committee. Ms. Guion most recently served as Division President and Executive Vice President of Store Operation and Development from 2005 until her retirement in 2012 from Dollar General Corporation. She led the retail field organization of store operations and store development with a team of 90,000 store employees, 100 directors and 14 Vice Presidents. Ms. Guion played a leading role in the company’s sales growth from $6.8 billion in 2003 to over $14 billion in 2011. At the same time she increased the number of stores from 6,500 to over 9,900. She has overseen brand enhancement and successfully championed supply chain overhauls by implementing new store technologies and corporate-wide merchandising strategies. Those efforts led to double-digit comp store sales during the 2007-09 recession, more than $160 million in shrink savings, and a 40 percent reduction in staff turnover. In 1979, Ms. Guion began her career with 7-Eleven Corporation (formerly known as Southland prior to 1999). Her most recent position was Vice President and General Manager from 1987 to 1997. She was a Senior Operating Manager with full profit and loss responsibility for the company’s largest and most profitable division of company-owned stores. After her time at 7-Eleven, Ms. Guion was President and Chief Operating Officer of E-Z Serve Corporation. She was recruited to plan and direct the turnaround and return to profitability of this seven-state southeastern convenience store chain with revenues of $745 million. During her tenure, the company was repositioned for successful acquisition by EBC Investment Group, and was sold at a multiple of 11 times EBITDA; the highest multiple paid for a publicly traded convenience store chain in the past 20 years. Ms. Guion was an Operating Partner with Devon Partners from 1999 to 2000. As an Operating Partner she identified acquisition targets and developed detailed operational improvement plans that would provide returns to investors in excess of 40 percent. More recently, she was appointed to the Board of True Value Company in July 2012. True Value Company is one of the world’s largest retailer-owned hardware cooperatives serving 54 countries with more than 5,000 stores. Ms. Guion was a 2013 National Association of Corporate Directors (NACD) Governance Fellow. We believe Ms. Guion’s significant convenience store and operational experience, as well as her high-level executive experience, qualifies her for service as a member of our Board.

Dennis G. Hatchell joined as our President and Chief Executive Officer on March 5, 2012, and as a director on March 27, 2012. Prior to joining us, he was with Alex Lee, Inc. (“Alex Lee”), where he served as Vice Chairman since April 2011. Prior to becoming Vice Chairman, Mr. Hatchell served as President and Chief Operating Officer of Alex Lee from December 1995 to April 2011, where he was responsible for developing and implementing the company’s strategic business plan and operating budgets and overseeing its three operating companies as well as carrying out the succession plan, supervision and training of senior leadership. Mr. Hatchell has also served as President of Lowes Food Stores, Inc., a division of Alex Lee, from 1989 to 1995 and Group Vice President of Merchandising and Store Operations from 1986 to 1989 for H. E. Butt Grocery Company in San Antonio, Texas. Prior to that, Mr. Hatchell served as President of Merchant Distributors, Inc., a division of Alex Lee from 1980 to 1986. He also served in several positions rising to Vice President, General Manager of Western Grocers (Super Valu) in Denver, Colorado from 1972 to 1980. Mr. Hatchell received a Bachelor degree from University of Colorado in 1971.

Terry L. McElroy was named director in March 2006 and currently serves on both the Audit Committee and the Corporate Governance and Nominating Committee of our Board. He has also served on our Executive Committee, the duties and responsibilities of which are now encompassed by our Audit Committee. Since his 2006 retirement, Mr. McElroy has been self-employed as an independent consultant. Before his 2006 retirement, Mr. McElroy spent more than twenty-five years in multiple executive roles with McLane Company, Inc., a $34 billion supply chain services company that provides grocery and food service supply chain solutions for thousands of convenience stores, including for our Company. For the last five years of his executive experience at McLane, he was President of McLane Grocery Distribution, which has provided him the background and experience of working with a board of directors and overseeing management in addition to his substantively valuable experience in a closely-related industry. We believe Mr. McElroy is well qualified to serve on the Audit Committee and the Corporate Governance and Nominating Committee. As a former President and Vice President of Distribution at McLane, Mr. McElroy was responsible for developing and implementing corporate strategy. During his tenure at McLane, Mr. McElroy served on the committee that formalized the company’s beliefs and values and developed its first long-term strategic plan, and as President of Grocery Distribution, he was responsible for developing and updating the strategic plan for that unit. We believe that Mr. McElroy’s broad executive experience, particularly as President and Vice President of a food service supply chain servicing convenience stores, qualifies him well to serve on our Board.

Mark D. Miles first joined our Board in January 2006 and currently serves on our CO Committee and as Chairman of our Corporate Governance and Nominating Committee. Mr. Miles’ wide array of experience, both in terms of industry and position, give him a valuable perspective from which to contribute to our Board as it oversees our Company’s dealings with multiple-industry vendors and the public. Mr. Miles has been a member of the Hulman & Company (“Hulman”) Board of Directors since March 2012. Hulman is a private, family-owned company founded in 1850 by Francis Hulman as a wholesale grocery, tobacco and liquor store in Terre Haute, Indiana. Throughout the early half of the 20th century, Hulman became nationally known for its Clabber Girl baking powder, which it began producing in 1899. In 1945, Hulman purchased the Indianapolis Motor Speedway©. Hulman also owns a television production company, Wabash Valley Broadcasting, which does business as IMS Productions doing in-house work for their Indy Racing League, LLC. Since January 2006, Mr. Miles has been the President and Chief Executive Officer of Central Indiana Corporate Partnership, Inc., a not-for-profit organization of central Indiana CEOs and university presidents that seeks to foster growth and opportunity throughout the region. Additionally, Mr. Miles is currently a director for City Financial Corporation, a holding company for City Securities, in Indianapolis, Indiana and serves on its Compensation and Audit Committees. City Securities Corporation is Indiana’s oldest and largest, independent, full service investment firm active in investment services, money management, insurance, public finance, corporate finance, taxable fixed income, institutional sales and syndication of tax credits. Also, Mr. Miles recently served as the Chairman of the Board of “Our 2012 Super Bowl,” the host committee of Super Bowl 2012 in Indianapolis, Indiana. He has held numerous other executive positions in the sports industry, including fifteen years as CEO of the ATP, the official international circuit of men’s professional tennis tournaments (1990 to 2005); President of the Organizing Committee of the 1987 Pan American Games in Indianapolis; and President of the RCA Championships (formerly Indianapolis ATP tournament). We find that this exposure to major event planning has prepared Mr. Miles to offer substantive advice in the areas of marketing and negotiating with vendors, and it also provides experience in strategically responding to complex operational and financial challenges and overseeing an array of personnel, both of which are important Board and committee functions. Mr. Miles was also Executive Director of Corporate Relations for Eli Lilly & Co., an international agricultural, medical instrument, and pharmaceutical company. Mr. Miles’ responsibilities at Eli Lilly included oversight of the company’s Washington, D.C. office and all of its federal and state governmental affairs, including all lobbying activities. Additionally, Mr. Miles has had experience managing political campaigns, including a mayoral campaign for the city of Indianapolis and several congressional candidate campaigns for both the Indiana and U.S. legislatures. Not only do these positions further underscore Mr. Miles’ diversity of experience in high level executive positions, but we believe that they, and particularly the not-for-profit position, highlight his experience helping businesses plan and strive for growth and show him to be well-situated to strengthen and expand his (and therefore our) business network. We believe Mr. Miles’ diverse and long-ranging executive and operational experience well prepares and qualifies him to serve on our Board.

James C. Pappas was elected to our Board in March 2014 and currently serves as a member of our Audit Committee and CO Committee. Mr. Pappas has served as the Managing Member of JCP Investment Management, LLC (“JCP Management”) and the sole member of JCP Investment Holdings, LLC (“JCP Holdings”), the investment manager and general partner, respectively, of certain entities whose principal business is investing in securities, since June 2009. Mr. Pappas also currently serves as the Chairman of the Board of Morgan’s Foods (OTC:MRFD), a public company that operates through wholly-owned subsidiaries KFC restaurants under franchises from KFC Corporation, Taco Bell restaurants under franchises from Taco Bell Corporation and Pizza Hut Express restaurants under licenses from Pizza Hut Corporation, since February 2012. Mr. Pappas is also the Chairman of the Compensation and Leadership Committee of Morgan’s Foods since January 2013. From July 2007 until May 2009, Mr. Pappas was a private investor. From June 2005 until June 2007, Mr. Pappas worked for The Goldman Sachs Group, Inc. (NYSE:GS) (“Goldman Sachs”), a multinational investment banking and securities firm, in their Investment Banking / Leveraged Finance Division. As part of the Goldman Sachs Leveraged Finance Group, Mr. Pappas advised private equity groups and corporations on appropriate leveraged buyout, recapitalization and refinancing alternatives. Prior to Goldman Sachs, Mr. Pappas worked at Banc of America Securities, the investment banking arm of Bank of America (NYSE:BAC), a multinational banking and financial services corporation, where he focused on Consumer and Retail Investment Banking, providing advice on a wide range of transactions including mergers and acquisitions, financings, restructurings and buyside engagements. Mr. Pappas has focused on restaurant operations and investments for more than a decade and brings significant industry experience to the Board. Mr. Pappas received a BBA, and a Masters in Finance from Texas A&M University. We believe Mr. Pappas’s strong financial background, as well as his experience as Chairman of the Board of a significant restaurant company, qualifies him to serve as a member of our Board.

Ross J. Pillari was appointed to our Board in May 2014 and currently serves as a member of the Audit Committee and the Corporate Governance and Nominating Committee. Mr. Pillari currently serves as an advisory board member on energy and utilities related projects of CVC Capital Partners, Inc., a leading global private equity and investment advisory firm. From 2011 to 2014, he served on the Board of Directors of ZeaChem, Inc., a private company that develops cellulose-based bio refineries for the conversion of renewable feed stocks into sustainable ethanol, fuels and chemicals. In 1972, Mr. Pillari began his career at Standard Oil of Ohio (“Sohio”) as a retail salesman after graduating from Case Western University. In 1984 he joined BP, which acquired a 55 percent share in Sohio in 1969, and then moved to London in 1987 when BP acquired the remainder of Sohio’s share, to head up the company’s significant refinery assets in the Antwerp/Rotterdam region. Ross returned to the U.S. in 1990 and the next 18 years with BP were split between Naperville, Illinois, London and Melbourne, Australia. From 2001 to 2006, Mr. Pillari served as Chairman and CEO of BP America Inc. He remained an advisor to BP through December 2007. In addition to his role as the senior BP executive in the USA, he was also a Group Vice President, BP plc, and responsible for the Western Hemisphere Region of the BP Group. Over a 35 year career at BP and its predecessor organizations, Mr. Pillari served in a variety of posts Worldwide where his responsibilities included convenient store operations. These included Group Vice President of Global Marketing for the BP Group in London; Senior Vice President, Marketing and Oil Director- BP Oil USA; and Director of Marketing for Australia, New Zealand and the South Pacific Islands. In addition to his professional responsibilities, Mr. Pillari has been a member of the Board of Directors of The American Petroleum Institute and The Alliance to Save Energy, and a member of The Baker Institute Energy Forum. We believe that Mr. Pillari’s broad executive experience in the fuels area, including his service as Chairman and CEO of BP America Inc., qualifies him for service as a member of our Board.

Joshua E. Schechter was elected to our Board in March 2014 and currently serves as a member of our Audit Committee and Corporate Governance and Nominating Committee. Since August 2008, Mr. Schechter has served as Director of Aderans Co., Ltd. (“Aderans”), a multi-national company engaged in hair-related business, and has served as the Executive Chairman of Aderans America Holdings, Inc., Aderans’ holding company in the United States since December 2011. From 2001 to 2013, Mr. Schechter served as Managing Director of Steel Partners Ltd., a privately owned hedge fund sponsor, and its affiliates. Mr. Schechter has served as co-President of Steel Partners Japan Asset Management, LP, a private company offering investment services, since 2008. From 2005 until 2008, Mr. Schechter served on the Board of Directors of WHX Corporation (n/k/a Handy & Harman Ltd.) (NASDAQ: HNH), a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Mr. Schechter was also a member of the Board of Directors of Puroflow, Inc. (n/k/a Argan, Inc.) (NYSE:AGX), a provider of a full range of power industry and telecommunications infrastructure services, from 2001 until 2003. Mr. Schechter earned an MPA in Professional Accounting, and a BBA from The University of Texas at Austin. We believe Mr. Schechter’s strong financial background, including the perspective that he has gained through his investment experience, qualifies him to serve on our Board.

Executive Officers

Information concerning our executive officers is included in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors and 10% beneficial owners to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the report forms that were filed and written representations from our executive officers and directors, we believe that during fiscal 2014 our officers, directors and 10% beneficial owners complied with all filing requirements applicable to them, except that due to administrative oversights, Gordon Schmidt failed to timely file a Form 3 upon his appointment as an executive officer, Mr. Preslar and Mr. Zelmanovich each failed to timely file a Form 4 covering one transaction and Patrick J. Venezia, a former executive officer, failed to timely file a Form 4 covering three transactions.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. Our Code of Business Conduct and Ethics, which is available on our website at www.thepantry.com, is available free of charge upon written request to the attention of our Secretary, by mail addressed to The Pantry, Inc., 305 Gregson Drive, Cary, North Carolina 27511, or by telephone at (919) 774-6700. Consistent with Item 5.05 of Form 8-K, if we amend or grant any waiver from a provision of our Code of Business Conduct and Ethics that applies to our principal executive, financial or accounting officers or our Controller, we will publicly disclose such amendment or waiver, including by posting such amendment or waiver on our website at www.thepantry.com or by filing a Current Report on Form 8-K.

Director Nomination Process

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the date of our proxy statement for the Annual Meeting of Stockholders held March 13, 2014.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Wilfred A. Finnegan (Chairperson), Thomas W. Dickson, Terry L. McElroy, James C. Pappas, Ross J. Pillari and Joshua E. Schechter. Mr. Pillari joined the Committee in May 2014. Former directors Robert F. Bernstock, Paul L. Brunswick, Edwin J. Holman, Bryan E. Monkhouse and Thomas M. Murnane also served on the Committee during fiscal 2014. Our Board, in its business judgment, has made an affirmative determination that each member of the Audit Committee is an “independent director” as that term is defined by applicable NASDAQ Listing Rules, including the special independence requirements applicable to Audit Committee members. Our Board has also determined that Mr. Finnegan, Mr. Dickson, Mr. Pillari, and Mr. Schechter are “Audit Committee financial experts” as defined in the Exchange Act.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the philosophy and objectives of our executive compensation program, explains the compensation decision-making process and details the individual components of total compensation for our named executive officers (the “NEOs”). Our NEOs for fiscal 2014 were:

Name	Position
Dennis G. Hatchell	President, Chief Executive Officer and Director
B. Clyde Preslar	Senior Vice President, Chief Financial Officer
Keith S. Bell	Senior Vice President, Fuels
Thomas D. Carney	Senior Vice President, General Counsel
Boris Zelmanovich	Senior Vice President, Chief Merchandising Officer

Executive Summary

2014 Company Performance

We were pleased with our 2014 performance as we grew merchandise and fuel gross profit while controlling expenses. Food service was a key driver of our improved comparable store volume. With the addition of David Zodikoff as Senior Vice President, Chief Information Officer and Gordon Schmidt as Senior Vice President of Operations, we have also strengthened our leadership talent.

•	Merchandise revenue was $1.8 billion, up $34.0 million from a year ago.

•	Fuel revenue was $5.7 billion, down $311.0 million from a year ago.

•	Adjusted EBITDA was $220.9 million, up from $202.4 million a year ago. For the definition and reconciliation of Adjusted EBITDA, please see our discussion of Fiscal 2014 Compared to Fiscal 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

•	Comparable store merchandise revenue increased 2.6% and increased 4.3% excluding cigarettes.

•	Merchandise gross margin increased to 34.2% compared to 34.0% a year ago.

•	Fuel gross profit increased to $203.8 million, compared to $199.3 million a year ago. Retail fuel margin per gallon increased to $0.122 compared to $0.115 a year ago, as comparable store fuel gallons sold decreased 2.9%.

•	Store operating and general and administrative expenses were $609.8 million compared to $609.0 million a year ago.

•	We remained focused on upgrading our store base as we completed 43 remodels, one replacement and rebuild with a new, large-format store and opened one new store. We expanded our food service offerings by achieving our target of adding 20 QSRs in fiscal 2014, including 17 Little Caesars® locations. We also continued our initiative to divest under-performing store assets and non-productive surplus properties during fiscal 2014 by closing or selling 31 under-performing stores. Although our retail store count decreased by 30 stores during fiscal 2014, we believe this initiative is conducive to increasing our overall profitability.

Summary of the Elements of Compensation

The following key components and objectives made up the fiscal 2014 executive compensation program for our executive officers, including our NEOs.

Element	Objectives	Key Features
Base Salary	Attract and retain executives by providing a competitive and appropriate level of fixed cash compensation that reflects the executive’s primary duties and responsibilities, individual performance and the position’s relative value in the marketplace.	Fixed compensation element with merit increase component that considers the economic environment as well as intent to appropriately reward annual performance contributions.

Annual Incentive Awards	Focus executives on achieving pre-determined, annual corporate objectives established by the CO Committee that support our business strategy and drive overall performance.	Variable cash compensation component with performance targets set annually that are determined by considering a number of internal and external environmental factors; payouts against these targets are intended to reward individuals based on achievement of corporate goals. These targets align with the Company’s fiscal financial plan. Actual annual incentives earned may be 0, if threshold performance objectives are not achieved, or may range from 50% to 200% of the target annual incentive opportunity, depending on our actual performance compared to the performance targets.

Long-Term Incentive Awards	Align an executive’s interests with the stockholders’ interests, reward executives for achieving our long-term business objectives and creating and improving stockholder value, and promote long-term retention of our executives.	Variable equity-based compensation component with awards that are a blend of 15% stock options, 30% time-vesting restricted stock and 55% performance-based restricted stock. The actual number of performance-based restricted shares earned may be 0, if threshold performance objectives are not achieved, or may range from 50% to 150% of the target number of performance-based restricted shares, depending on our actual performance compared to the performance targets.

Health & Welfare Plans	Help protect executives and their families from the possibility of economic hardships caused by illness, disability or loss of life.	Indirect compensation component which mirrors the health and welfare benefits offered to employees in general.

Retirement Plan	To provide a tax-efficient retirement savings vehicle.	Indirect compensation component offered to all eligible employees to participate and receive Company contributions to our 401(k) plan.

Perquisites	Encourage the health of our executives and provide a similar level of benefits provided to other members of management.	Indirect compensation component includes an executive physical program and car allowance.

Changes to Our Compensation Program - Fiscal 2014

The CO Committee made no changes to the Annual Incentive Plan (“AIP”) or the Long-Term Incentive Program (“LTIP”) for fiscal 2014. The CO Committee did approve an additional performance-based cash incentive which was based on the successful execution of seven different strategic initiatives in fiscal 2014. In addition to the successful execution of these initiatives, the Company had to achieve its 2014 target Adjusted EBITDA (excluding the impact of the Affordable Care Act and the unanticipated proxy expenses incurred in fiscal 2014) plus the cost of the strategic incentive for the strategic incentive to be earned. Approximately 70 individuals were eligible to receive the award at a total cost of approximately $353,500. The President and CEO was not eligible for this award.

Pay Mix at Target

The table below illustrates how the primary components of target executive compensation (base salary, annual cash incentive opportunity and long-term equity incentive opportunity) are allocated. For our NEOs in fiscal 2014, the target allocation was as follows:

2014 Fiscal Year Compensation Mix (1)
Name	Base Salary	Annual Incentive Plan	Long-term Equity Incentive
Dennis G. Hatchell	27%	27%	47%
B. Clyde Preslar	36%	22%	42%
Keith S. Bell	36%	22%	42%
Thomas D. Carney	36%	22%	42%
Boris Zelmanovich	36%	22%	42%

(1)	Total compensation for purposes of this table is the total of base salary, target annual incentive and the target grant-date fair value of long term incentives. The amounts associated with these target percentages will differ from the actual amounts reflected in the Summary Compensation Table due to differences between target and actual annual incentives earned. The sum of the percentages in each row may not equal 100% due to rounding. The CO Committee believes that this compensation mix aligns with our compensation philosophy of pay-for-performance because a significant percentage of each NEO’s compensation is variable and/or equity-based. The emphasis on performance serves to tie executive compensation to our annual and long-term success.

Fiscal 2014 Compensation Results for the CEO and Other NEOs

Our pay programs are strongly linked to performance outcomes that align with our stockholders’ interests. Performance measures used in our 2014 AIP were Comparable Store Sales Growth, Inside Net Profit Contribution (merchandise gross margin dollars minus store operating and general and administrative expenses), and Fuel Gross Margin Dollars. The performance-based restricted shares granted in 2014 under our LTIP are earned based on Adjusted EBITDA performance. The Committee agreed at the beginning of fiscal 2014 to adjust the measurement of Inside Net Profit Contribution and Adjusted EBITDA to exclude the impact of the Affordable Care Act and unanticipated proxy expenses incurred in 2014.

The following summarizes the impact of 2014 results on pay:

•	Salary: The CO Committee authorized a 3% base salary increase to Mr. Hatchell, a 4% increase to Mr. Preslar and Mr. Zelmanovich and a 2.9% increase to Mr. Carney for fiscal 2014.

•	AIP: Comparable store merchandise revenue increased 2.6% and fell short of our target, but above threshold. Inside gross margin percent increased and effective expense control resulted in an improved Inside Net Profit Contribution of $22.8 million, which was above target. Fuel gross profit improved to $203.8 million, also above target.

For the NEOs, resulting payments made under the AIP were 102.5% of target.

•	Strategic Incentive Award: The strategic initiatives incentive mentioned previously was paid at the targeted amount because of the achievement of the key objectives and exceeding the 2014 target Adjusted EBITDA (excluding the impact of the Affordable Care Act and the unanticipated proxy expenses incurred in fiscal 2014) with the exception of the CEO who was not eligible.

•	LTIP: Fiscal 2014 Adjusted EBITDA (excluding the impact of the Affordable Care Act and the unanticipated proxy expenses incurred in fiscal 2014) was $226.7 million. Performance-based restricted stock awarded for fiscal year 2012, which had a three year performance target and a measurement period in fiscal 2014, was not earned and did not vest as a result of the Company missing the three year Adjusted EBITDA performance goal. Performance stock awarded for fiscal 2013, which had a one year Adjusted EBITDA performance target for fiscal 2013, was not earned and did not vest as a result of the Company missing the performance goal. Performance-based restricted stock awarded for fiscal 2014 was earned at 113.8% of the target number of shares reflecting the above-target achievement in the Adjusted EBITDA metric. One-third of these earned shares vested December 12, 2014, one third will vest December 11, 2015, and the last third will vest December 13, 2016, subject to the executive’s continued employment.

The CO Committee considers realized pay in assessing the relationship between pay and performance of the Company. The charts below are designed to show the average target compensation (salary, non-equity incentive and stock and option awards) set by the CO Committee for fiscal 2014 (labeled as “Target $”) and the amount actually earned (labeled as “Realized $”) during the fiscal year. Data is shown for the CEO and average of the other NEOs. These charts demonstrate how the CO Committee’s decisions on pay link to the Company’s financial performance and share price.

(1)	The designated NEOs are the NEOs who were employed by the Company at the end of fiscal 2014: Mr. Preslar, Mr. Bell, Mr. Carney, and Mr. Zelmanovich.
(2)	Every fiscal year the CO Committee determines an annualized salary, a target non-equity incentive as a percent of base salary, and a target stock and option award as a percent of salary for the CEO and each NEO. Both the target and realized amounts reflected in this table differ from those shown in the Summary Compensation Table for a variety of reasons, including the following: (i) the target equity amounts are based upon target values considered by the CO Committee in making the awards rather than accounting values reflected in the Summary Compensation Table; and (ii) realized amounts disregard the value of the unvested portions of the equity awards granted. The impact of the timing of any salary increase and the number of weeks in the fiscal year affect the actual salary earned in any one fiscal year.
(3)	Realized compensation is the actual salary earned in the fiscal year and the actual non-equity incentive earned in the fiscal year as reported in the Summary Compensation Table. The realized stock and options awards reflect the value of any stock that vested and the value of any options that vested in the fiscal year in which the strike price is lower than the fiscal year closing price. The realized stock and option award amount excludes any potential value that may be realized from future vesting or an increase in the Company’s stock price.

The following table reflects the actual realized compensation for each designated NEO for fiscal 2014.

Incumbent	Annualized Salary	Realized Salary (Fiscal)	Target Bonus	Realized Bonus	Target Strategic Incentive(3)	Realized Strategic Incentive	Target LTI (1)	Realized LTI	Total Target	Total Realized
Dennis G. Hatchell	$796,000	$789,673	$796,000	$815,900	$—	$—	$946,300	$509,777	$2,538,300	$2,115,350
B. Clyde Preslar	$416,000	$411,692	$249,600	$255,840	$12,500	$12,500	$478,400	$60,437	$1,156,500	$740,469
Keith S. Bell(2)	$319,000	$319,000	$191,400	$196,185	$12,500	$12,500	$366,850	$617,112	$889,750	$1,144,797
Thomas D. Carney(2)	$318,000	$315,577	$190,800	$195,570	$12,500	$12,500	$365,700	$402,899	$887,000	$926,546
Boris Zelmanovich	$349,000	$345,231	$209,400	$214,635	$12,500	$12,500	$401,350	$48,174	$972,250	$620,540
Average NEOs excluding CEO	$350,500	$347,875	$210,300	$215,558	$12,500	$12,500	$403,075	$282,155	$976,375	$858,088

(1)	Long-Term Incentive Award (“LTI”).
(2)	Amounts for Mr. Bell and Mr. Carney each include retention grants of $254,997 that vested, which represents a higher amount than normal.
(3)	Mr. Hatchell was not eligible for this award.

Policies and Practices Supporting Strong Compensation Governance

Annual Compensation Risk Assessment: The CO Committee has a formal annual review process of potential risks arising from our compensation programs and practices. Based on its most recent annual review, the CO Committee concluded that the risks were within our ability to effectively monitor and manage and were not reasonably likely to have a material adverse effect on the Company.

Stock Ownership and Retention Guidelines: Our executives are required to achieve ownership of a number of shares of our common stock to further align their interests and actions with the interests of our stockholders. The CEO’s ownership requirement is six times base salary, and the ownership requirement for senior vice presidents is one times base salary. Until the ownership level is achieved, executives must retain 75% of net after-tax shares from option exercises and stock vesting.

Clawback Policy: The Company has a clawback policy that allows for the recovery of “excess” incentive-based compensation from all executive officers if financial statements are restated due to material non-compliance with reporting requirements. In addition to a stand-alone policy, the provisions of this clawback policy have been built into the AIP, long-term award agreements and individual employment agreements.

Annual Say-on-Pay Advisory Vote: The Company holds advisory (nonbinding) votes on executive compensation annually. For fiscal 2013, the advisory vote to ratify NEO compensation received 97.6% support.

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

The Compensation Process

The CO Committee is responsible for establishing and administering our policies, programs and procedures for annual and long-term executive and director compensation; reviewing and approving any additions or changes to employee benefit programs impacting executive and director compensation; and assessing the organizational structure and the development of our executives. Additional details about the CO Committee’s duties and responsibilities are outlined in its charter, which can be found on our website at www.thepantry.com.

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

Role of Compensation Consultant

Since June 2011, the CO Committee has engaged Frederic W. Cook & Co., Inc. (“Cook & Co.”) as its independent consultant. Cook & Co.’s role is to provide the CO Committee with expert analyses, advice and information with respect to executive and non-employee director compensation. A representative of Cook & Co. attends CO Committee meetings, as requested, and communicates with the Chair of the CO Committee between meetings. However, the CO Committee makes all decisions regarding the compensation of executive officers.

During fiscal 2014, Cook & Co. consulted with the CO Committee and management, as directed by the Committee, regarding the following:

•	Peer group used for comparative pay and performance analyses;

•	Market analyses and pay recommendations for newly hired executives;

•	AIP design;

•	LTIP design, including grant-type alternatives and performance measures and weightings;

•	Compensation issues associated with hiring new executives, including executive employment agreement terms and conditions;

•	Non-employee director compensation levels and program structure;

•	Stock ownership guidelines for executives and non-employee directors;

•	Governance issues regarding existing and new regulations related to compensation; and

•	Review of sections of the annual proxy statement related to executive and non-employee director compensation.

Cook & Co. reports directly to the CO Committee and all work conducted by Cook & Co. for the Company is on behalf of the CO Committee. Cook & Co. provides no services to the Company other than executive and non-employee director compensation consulting services and has no other direct or indirect business relationships with the Company or any of its affiliates. All executive compensation services provided by Cook & Co. are conducted under the direction and authority of the CO Committee. In addition, in its consulting agreement with the CO Committee, Cook & Co. agrees to advise the Chair of the CO Committee if any potential conflicts of interest arise that could cause Cook & Co.’s independence to be questioned, and to undertake no projects for management except at the request of the CO Committee Chair and as an agent for the CO Committee. In fiscal 2014, the CO Committee reviewed and confirmed Cook & Co.’s independence.

Role of Benchmarking

When making compensation decisions, the CO Committee compares the compensation of our NEOs against compensation paid to similarly-situated executives at companies in a peer group approved by the CO Committee. The CO Committee also utilizes national retail survey data from the Hay Group in its review.

Proxy Peer Group

In fiscal 2013, the CO Committee directed Cook & Co. to recommend changes to the peer group and update the competitive compensation analysis for our executive officers. The fiscal 2013 analysis included compensation data from a peer group of companies viewed by the CO Committee as comparable in terms of size, industry, and business complexity. The peer group was selected by the CO Committee after reviewing all publicly-traded companies in the “retail” and “food and staples retail” categories per the Global Industry Classification System, and focusing on those that were “small-box,” food, automotive, fuel, and/or general merchandise retailers operating in multiple states, to reflect the CO Committee’s view of the retailers it considers as likely competitors for our executive talent.

In fiscal 2014, considering the enumerated criteria, the CO Committee agreed with the addition of two new Companies - CST Brands and Murphy USA — to the peer group. Further, based on the sale of Harris Teeter to Kroger, the Committee removed Harris Teeter to form a 15-company peer group. The table below reflects the results of these changes:

Alimentation Couche-Tard	Fred’s
Alon USA Energy	Murphy USA
Big Lots	Pep Boys
Bob Evans	Susser Holdings
Casey’s General Stores	TravelCenters of America
Cracker Barrel	Weis Markets
CST Brands	Wendy’s
Delek US Holdings

In 2014, the CO Committee did not commission a competitive analysis of executive pay opportunities. However, Cook & Co. did review peer group annual and long-term incentive program design features and practices as part of its consulting work to assist the CO Committee in making decisions for the Company’s annual and long-term incentive program design.

Pay Comparative Methodology

In fiscal 2013, competitive data was collected from each peer company’s proxy statement, supplemented by more recent data if disclosed in Form 8-K filings. Proxy data was supplemented with survey data from the Hay Group 2012 Retail Executive & Management Total Remuneration Database for certain positions where there was not an exact position match in the proxy peer group. The companies in this database included the following: Ace Hardware, Advance Auto Parts, Alex Lee, Big Lots, Cabela’s, CBRL Group, Crate and Barrel, Dick’s Sporting Goods, Foot Locker, GNC, Harris Teeter, hhgregg, Michaels Stores, OfficeMax, PETCO, PetSmart, Pier 1 Imports, Rent-A- Center, Shopko Stores, Sports Authority, Tractor Supply, Ulta Salon, Cosmetics & Fragrance, United Natural Foods, Wawa, Wegmans Food Markets and William-Sonoma.

Other than market analyses and pay recommendations for newly hired executives, a benchmarking study was not initiated for incumbent NEOs in fiscal 2014.

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

To measure individual performance, each NEO has annual objectives that include specific goals related to improving financial and operational results. An executive officer’s individual objectives and measurement of success vary with the individual executive’s area of responsibility. These measurements determine whether an individual is performing his or her job in a satisfactory manner and whether that individual may be eligible for an increase in salary. For each NEO other than the CEO, the CEO makes salary recommendations by assessing the individual performance of each NEO largely based on a review of achievement related to those objectives. Similarly, the CO Committee takes into consideration the individual performance of the CEO, largely based on its, and the Board’s, review of the achievement related to those goals and objectives established at the beginning of the fiscal year. The CO Committee considers individual performance and achievement of objectives primarily when setting and adjusting base salary.

The CO Committee develops, measures and sets Company financial targets that apply equally to all NEOs. Due to the pay for performance structure of the AIP and LTIP, the performance of the Company against these key financial measures and the price of the stock determine, to a great extent, the overall realized pay of the NEOs.

Role of Tally Sheets

During fiscal 2014, the CO Committee reviewed tally sheets prepared for each NEO. The tally sheets describe the total dollar value of each NEO’s annual compensation for the past three fiscal years. The total dollar value includes salary, short-term and long-term incentive compensation and the costs incurred by us to provide various health and insurance benefits and perquisites to our NEOs. The tally sheets also describe the mix of compensation, the stock awards and their accumulated realized and unrealized stock gains and the amounts the NEOs will receive if they leave the Company under various circumstances (such as retirement, disability or termination in connection with a change in control).

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

Elements of our Executive Compensation Program

The following key components made up the fiscal 2014 executive compensation program for our executive officers including our NEOs.

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

Each of our NEOs entered into an employment agreement with us which establishes the salary for such NEO, subject to increases at the discretion of the CO Committee or Board (in the case of the CEO). Base salaries are reviewed annually and may be adjusted, as discussed above, with approval by the CO Committee. Base salaries are set to be competitive with market practices and sufficient to attract and retain executives whose skills are viewed as critical to our ability to achieve our business objectives. Current base salaries for our NEOs are generally between the 25th to 50th percentiles of our comparative benchmarks, depending on the executive’s experience and performance.

The CO Committee authorized a 3% base salary increase to Mr. Hatchell, a 4% increase to Mr. Preslar and Mr. Zelmanovich and a 2.9% increase to Mr. Carney for fiscal 2014. These increases were effective December 2013.

Annual Incentive Award

Our AIP is designed to reward the achievement of annual performance goals. It is one of our key management incentive plans covering 283 employees, including all of our NEOs. All participants, including our NEOs, are assigned target incentive opportunities expressed as a percent of fiscal base salary in fiscal 2014 as shown in the table called Grants of Plan-Based Awards in Fiscal 2014. The AIP targets are competitively positioned with our comparative benchmarks generally at the 50th percentile. Actual payouts that can be earned by any of our NEOs may be zero, if threshold performance objectives are not achieved, or may range from 50% of target awards for achieving threshold performance goals to 200% of target awards for achieving or exceeding maximum performance targets.

The CO Committee reviewed the design of our AIP for fiscal 2014 and made no changes. The weighting for the Comparable Store Sales Growth metric was 40%, as sales growth is a key determinate of the health of the business and a critical driver of our future growth. The weighting for Inside Net Profit Contribution (merchandise gross margin dollars minus store operating and general and administrative expenses) metric was 35%. This measure reflects the financial productivity of the sales inside our stores. The weighting for the Fuel Gross Margin Dollars (fuel revenues minus fuel cost of goods sold) metric was 25%, which is a meaningful portion of the total, but weighted the least of the three measures due to market volatility.

Adjusted EBITDA (as defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K) as further adjusted for one-time accounting charges not forecasted but approved by the CO Committee continues to be an important aspect of the AIP in serving as a “qualifier” for the fiscal 2014 plan. If a certain minimum level of Adjusted EBITDA (as further adjusted) is not achieved, no payments attributed to the other financial performance metrics (Comparable Store Sales Growth, Inside Net Profit Contribution and Fuel Gross Margin Dollars) will be earned under the AIP. In addition, the 2014 AIP included Inside Net Profit Contribution and Fuel Gross Margin Dollars qualifiers. Threshold performance on both metrics must be met to allow a bonus payout for any individual measure to exceed 100%.

The chart below shows the measures and results for fiscal 2014. As permitted by The Pantry, Inc. 2007 Omnibus Plan (the “Omnibus Plan”), when evaluating performance under the AIP, the Committee excluded extraordinary items associated with the impact of the Affordable Care Act and unanticipated proxy expenses.

2014 Annual Incentive Plan Performance Measures and Results
Performance Measures	Weighting	Threshold	Target	Maximum	2014 Results	Performance as a % of Target	Payout as a % of Target
Comp Store Sales Growth	40%	1.9%	3.9%	5.9%	2.6%	68.5%	68.5%
Inside Net Profit Contribution (1)	35%	$10.6	$19.4	$28.2	$22.8	138.6%	138.6%
Fuel Gross Margin Dollars	25%	$186.5	$202.8	$219.1	$203.8	106.1%	106.1%
Payout as % of Target Award (2)		50%	100%	200%		102.5%	102.5%

(1)	Excludes extraordinary items associated with the impact of the Affordable Care Act and unanticipated proxy expenses.
(2)	Minimum Adjusted EBITDA of $198.2 million had to be achieved for any payment to be made. Actual Adjusted EBITDA achievement was $226.7 million excluding extraordinary items associated with impact of the Affordable Care Act and unanticipated proxy expenses.

Strategic Incentive Award

The CO Committee approved an additional, performance-based cash incentive which was based on the successful execution of different strategic initiatives in fiscal 2014 related to a) the detailed analysis of our leader markets, b) optimizing our investments in sites and categories, c) accelerating our opening of QSRs, d) improving our fuel pricing and management of fuel inventory, e) increasing sales and profits by extending operating hours and f) improving organizational capabilities. In addition to the successful execution of these initiatives, the Company had to achieve its 2014 target Adjusted EBITDA (excluding the impact of the Affordable Care Act and the unanticipated proxy expenses incurred in fiscal 2014) plus the cost of the strategic incentive for any strategic incentive to be earned. The CO Committee determined that overall performance on key initiatives were met and awarded each NEO (with the exception of the CEO) $12,500. The CEO was not eligible for this award.

Long-Term Incentive Awards

The CO Committee granted long-term incentive awards in fiscal 2014 pursuant to our Omnibus Plan. We provide long-term incentive awards to ensure that our overall compensation program is competitive and supports our goal of attracting and retaining talented executives. The long-term incentive targets are competitively positioned with our comparative benchmarks generally at the 50th percentile. Long-term incentive awards are intended to align the interests of our NEOs and other key employees with those of our stockholders, especially when combined with our minimum stock ownership requirements (discussed below), to reward executives for achieving our long-term business objectives and for creating and improving stockholder value, and to promote long-term retention of our executives.

Fiscal 2014 Equity Grants - Type and Mix

In December 2013, the CO Committee granted long-term incentive awards to eligible NEOs with the following mix: 55% performance-based restricted stock, 30% time-based restricted stock and 15% stock options. The CO Committee chose this mix to reflect market trends and to align our compensation program with our pay for performance philosophy by providing the majority of each executive’s long-term incentive earning opportunity in the form of performance-based restricted stock. However, we consider all equity-based compensation to be performance-based, in that the ultimate value is tied to our share price and total stockholder return performance. The target award opportunity as a percentage of base salary (based on grant date fair value at target) was 175% for our CEO and 115% for eligible NEOs. Due to an inducement commitment for the grant of time-based restricted stock under Mr. Hatchell’s employment agreement, he was not expected to receive regular time-based restricted stock for the fiscal 2014 grant under our long-term incentive program, but did receive grants of performance-based restricted stock and stock options under the program. Our inducement commitment for time-based restricted stock pursuant to Mr. Hatchell’s employment agreement is described below under Executive Employment Agreements - CEO Employment Agreement - Inducement Equity Grants.

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

For fiscal 2014, the CO Committee believes that the combination of these types and amounts of stock awards fell within the targeted range for competitiveness and gave executives considerable incentive to maximize long-term financial growth for our stockholders. Specific grants to our NEOs made in fiscal 2014 are disclosed in the Grants of Plan-Based Awards in Fiscal 2014 table below.

Performance-Based Restricted Stock

Fiscal 2012 Performance-Based Grants

For fiscal year 2012, 55% of target total long-term incentive grant value for eligible NEOs was granted in performance-based restricted stock. The grant included both one-year and three-year performance periods to focus executives on our growth strategy and achieving long-term results. Shares of the fiscal 2012 grant could vest in each of three annual performance periods beginning on December 16, 2012. The performance goals were based on year over year Adjusted EBITDA growth. Participants had the opportunity to earn up to 33.3% of the target number of shares granted for annual Adjusted EBITDA performance in each of fiscal years 2012 and 2013. At the end of fiscal 2014, participants could earn up to 150% (minus the shares earned in the first two years) of the full target number of shares based on cumulative Adjusted EBITDA performance over the three-year period. No shares had been earned under this award for fiscal 2012 and fiscal 2013 performance. The three-year Adjusted EBITDA ending in fiscal 2014 performance also did not meet threshold levels, resulting in no shares vesting.

Fiscal 2013 Performance-Based Grants

For fiscal year 2013, 55% of target total long-term incentive grant value for eligible NEOs was granted in performance-based restricted stock. The grant had a one-year performance period based on the first year’s Adjusted EBITDA results. Fiscal 2013 Adjusted EBITDA did not meet the threshold level, resulting in no shares vesting.

Fiscal 2014 Performance-Based Grants

For performance-based restricted stock granted in fiscal year 2014, the CO Committee kept the percent of performance-based restricted stock at 55% of target total long-term incentive grant value for eligible NEOs. The performance measurement period for this grant was based on the first year’s Adjusted EBITDA results. Any shares earned vest over three years in three annual installments, commencing on the first anniversary of the grant date. Participants have the opportunity to earn up to 150% of the target number of shares. Fiscal 2014 Adjusted EBITDA performance (excluding the impact of the Affordable Care Act and the unanticipated proxy expenses incurred in fiscal 2014) was above target, resulting in 113.8% of the target number of shares becoming eligible for vesting over the three-year vesting period.

	2014 Annual Measures			% of 2014 Eligible
Award Fiscal Year	Threshold	Target	Results	Shares Vested
2012 Award
Adjusted EBITDA Performance Targets ($M)	$674.0	$727.0	$655.6	—%
Vesting Schedule for 2014 Tranche	50%	100%

2013 Award
Adjusted EBITDA Performance Targets ($M)	$209.4	$229.9	$207.6	—%
Vesting Schedule for 2014 Tranche	50%	100%

2014 Award
Adjusted EBITDA Performance Targets ($M)	$205.9	$222.2	$226.7	113.8%
Vesting Schedule for 2014 Tranche	50%	100%

Time-Based Restricted Stock

In fiscal 2014, 30% of each eligible NEO’s long-term incentive grant was in the form of time-based restricted stock based on the fair market value of our common stock on the date of grant. Shares of time-based restricted stock awarded in fiscal year 2014 vest in three annual installments commencing on the first anniversary of the grant date.

Stock Options

In fiscal 2014, 15% of each eligible NEO’s long-term incentive grant was in the form of stock options, based on the Black-Scholes grant date fair value. Stock options granted in fiscal 2014 have an exercise price equal to the fair market value of our common stock on the date of grant, have a seven-year term, and vest in three annual installments commencing on the first anniversary of the grant date.

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

Changes to Our Compensation Program - Fiscal 2015

If the Merger with Couche-Tard described under Explanatory Note is consummated, the compensation program of the Company may be significantly revised or eliminated and our executive officers will receive certain compensation related to the Merger as described under Interests of the Company’s Directors and Executive Officers in the Merger in the Company’s preliminary proxy statement filed on January 12, 2015. The changes to our compensation program for fiscal 2015 described below do not take into account the impact of the Merger.

The CO Committee changed the AIP for the CEO. Specifically, the following changes were made to provide a focus on improving the fuel business:

•	Comparable Store Fuel Gallons Growth is a new metric which measures retail fuel gallons sold for fiscal 2015 compared to fiscal 2014 for stores that were in operation during the entire comparable period of both fiscal years. The weighting will be 25% to provide a strong focus for improving our fuel gallon performance.

•	Fuel Gross Margin Dollars metric weighting will stay the same at 25%.

•	Comparable Store Sales Growth metric weighting was changed from 40% to 25%.

•	Inside Net Profit Contribution metric weighting was changed from 35% to 25%.

The CO Committee changed the AIP for Mr. Bell and his fuels team. The same performance measures will be used, but the weightings of each measure will provide a stronger focus on improving the fuel business and line-of-sight for the fuels team:

•	Comparable Store Fuel Gallons Growth will be weighted at 35%.

•	Fuel Gross Margin Dollars metric weighting was increased from 25% to 35%.

•	Comparable Store Sales Growth metric weighting was changed from 40% to 15%.

•	Inside Net Profit Contribution metric weighting was changed from 35% to 15%.

For the other NEOs, the CO Committee modified the weightings of the measures slightly for fiscal 2015 to provide an increased focus on inside gross margin and expense control. Specifically, the following changes were made:

•	Inside Net Profit Contribution metric weighting was changed from 35% to 40% to provide an increased focus on inside gross margin and expense control

•	Comparable Store Sales Growth metric weighting was changed from 40% to 35%

•	Fuel Gross Margin Dollars metric weighting will stay the same at 25%

The CO Committee made the following changes to the LTIP for fiscal 2015 to strengthen the mix of performance incentives, and to reduce the number of shares utilized. Specifically, the following changes were made:

•	Eliminated Stock Options which were previously 15% of the vehicle mix

•	Converted a portion of the performance-based equity into a performance-based long-term cash incentive

Participants: CEO & NEO’s	2014	2015
Mix of Vehicles:
Stock Options:	15%	—%
Performance-Based Restricted Stock:	55%	33.3%
Performance-Based Cash:	—%	33.3%
Time-based Restricted Stock:	30%	33.3%

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

Under the terms of these employment agreements, our NEOs are generally entitled to severance benefits upon the occurrence of specified events including termination of employment without cause and upon a change in control. Enhanced severance benefits in the case of a change in control for our NEOs require the occurrence of both the change in control as well as a subsequent termination of employment, which is generally referred to as a “double trigger”. We do not provide so-called excise tax “gross-ups”. The proposed Merger will constitute a change in control under the employment agreements.

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

The CO Committee generally does not engage in negotiations with the NEOs regarding the severance compensation element of the employment agreement because it believes that severance compensation is a standard benefit that should be uniform for all NEOs other than the Company’s CEO. With respect to the CEO, the specific severance compensation payable to our CEO may differ under certain circumstances from the other NEOs as a result of arms-length negotiations between the CEO and the CO Committee at the time of hiring. A more detailed description of the general termination and change in control provisions we have in place is set forth in the section below entitled Potential Payments upon Termination or Change in Control.

CEO Employment Agreement - Inducement Equity Grants

In connection with his employment, Mr. Hatchell entered into an employment agreement with the Company effective March 5, 2012. The agreement outlines the terms and conditions of Mr. Hatchell’s ongoing compensation opportunity as well as certain inducement equity grants.

In particular, the agreement provided for two time-based restricted stock grants, one to be made at commencement of employment in March 2012, and the second granted in December 2012, each in the amount of $435,938. These two inducement grants were intended to be in lieu of the time-based restricted shares he would otherwise receive for fiscal 2012, 2013, and 2014 under the Company’s ongoing long-term incentive program. On an annualized basis, the CO Committee intends for the CEO’s equity grants to be in the same mix as for other NEOs (33.3% performance-based restricted stock, 33.3% time-based restricted stock, and 33.3% performance-based cash); however, due to the “front-end loading” of the time-based restricted stock component of his 2012, 2013, and 2014 target long-term incentive opportunity, the CEO’s actual mix in each of these three years is different.

Clawback Policy

In early fiscal 2011, our Board adopted a compensation clawback policy. In the event that we are required to prepare an accounting restatement due to the material noncompliance by the Company with any financial reporting requirement under the securities laws, we will seek to recover from any current or former executive officer who received incentive-based compensation

(including stock options awarded as compensation) during the three-year period preceding the date on which we are required to prepare the accounting restatement, the amount paid based on erroneous data that exceeds what would have been paid to the executive officer under the accounting restatement. We will amend this policy, if necessary, in accordance with the rules of the SEC, as they are promulgated.

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

In making its compensation decisions, the CO Committee has considered that Section 162(m) of the Internal Revenue Code of 1986 limits deductions for compensation paid in excess of $1 million. As a result, the CO Committee has designed much of the total compensation packages for the NEOs to qualify for the performance-based compensation exemption from the deductibility limit. However, it has retained the discretion to design and use compensation elements that may not be deductible under Section 162(m) if, in its judgment, doing so would be in the Company’s best interest.

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

Compensation Committee Report

The CO Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the CO Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in both the Company’s Annual Report on Form 10-K for the year ended September 25, 2014.

Compensation and Organization Committee

Thomas W. Dickson

Todd E. Diener

Wilfred A. Finnegan

Kathleen Guion, Chairperson

Mark D. Miles

James C. Pappas

Executive Compensation Tables

The following tables and accompanying narratives and footnotes are an important part of our disclosures and should be read in conjunction with the Compensation Discussion and Analysis, which sets forth the objectives of our executive compensation program.

Summary Compensation Table

The following table provides a summary of the compensation for our NEOs for the fiscal years ending September 25, 2014 September 26, 2013, and September 27, 2012.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Fiscal Year (2)	Salary (3)	Bonus (4)	Stock Awards (5)	Option Awards (5)	Non-Equity Incentive Plan Compensation (6)	All Other Compensation (7)	Total (8)
Dennis G. Hatchell (1)	2014	$789,673	$—	$743,522	$202,778	$815,900	$24,062	$2,575,935
President, CEO and Director	2013	$762,981	$—	$1,157,818	$196,879	$228,661	$25,861	$2,372,200
	2012	$412,500	$483,600	$796,932	$98,437	$—	$185,255	$1,976,724

B. Clyde Preslar (1)	2014	$411,692	$—	$390,972	$68,997	$268,340	$19,384	$1,159,385
Senior Vice President, Finance, CFO	2013	$246,154	$—	$247,463	$43,687	$80,000	$148,021	$765,325

Keith S. Bell	2014	$319,000	$—	$311,804	$55,027	$208,685	$19,917	$914,433
Senior Vice President, Fuels	2013	$316,577	$—	$303,015	$53,475	$56,655	$19,790	$749,512
	2012	$310,000	$—	$603,027	$53,337	$—	$20,158	$986,522

Thomas D. Carney	2014	$315,577	$—	$302,035	$53,300	$208,070	$19,525	$898,507
Senior Vice President, General Counsel	2013	$306,577	$—	$293,248	$51,750	$54,879	$20,341	$726,795
	2012	$300,000	$—	$593,242	$51,617	$—	$148,678	$1,093,537

Boris Zelmanovich(1)	2014	$345,231	$—	$327,444	$57,784	$227,135	$42,613	$1,000,207
Senior Vice President, Chief Merchandising Officer	2013	$100,500	$—	$103,169	$18,209	$19,832	$198,663	$440,373

(1)	Mr. Hatchell was hired on March 5, 2012. Compensation amounts for fiscal 2012 reflect this partial year of employment. Mr. Preslar was hired on February 7, 2013. Compensation amounts for fiscal 2013 reflect this partial year of employment. Mr. Zelmanovich was hired on June 3, 2013. Compensation amounts for fiscal 2013 reflect this partial year of employment.
(2)	Fiscal 2014 is the period from September 27, 2013 to September 25, 2014. Fiscal 2013 is the period from September 28, 2012 to September 26, 2013. Fiscal 2012 is the period from September 30, 2011 to September 27, 2012. Fiscal 2014, 2013, and 2012 were 52-week years.
(3)	The Company has entered into employment agreements with each NEO. Each agreement sets an initial base salary at the time of hiring. Thereafter, the base salary is set at the CO Committee’s discretion. For more detailed information on the CO Committee’s process and philosophy in setting base salaries, refer to the section entitled Base Salary in the Compensation Discussion and Analysis.
(4)	The amount shown in column (d) for fiscal 2012 consists of the following: Mr. Hatchell’s employment agreement provided for a guaranteed bonus of $437,500 and a sign-on bonus payment of $46,100 intended to address forfeited compensation from his prior employer.
(5)	The amounts shown in columns (e) and (f) are the aggregate grant date fair value of stock options, time-based restricted stock and performance-based restricted stock computed in accordance with FASB Accounting Standard Codification (“ASC”) Topic 718 and do not reflect the compensation actually received by the NEO. These award values have been determined based on certain assumptions, which are described in Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The amount shown in column (e) is the sum of the fair market value of the time-based restricted stock and performance-based restricted stock at target. For 2012, the amounts include the retention grants of $254,997 made to Mr. Bell and Mr. Carney, which amounts represent a higher percentage in relation to the individual salary than would normally be the case. For fiscal 2013 and fiscal 2012, Mr. Hatchell’s employment agreement provided for an inducement grant in each year of time-based restricted stock with a fair market value of $435,937.50 for each grant.

(6)	Column (g) reflects the amounts paid under the AIP, based on performance, for each fiscal year. The 2014 amount also includes the strategic incentive award payout. See Annual Incentive Award and Strategic Incentive Award in the Compensation Discussion and Analysis for a description of non-equity incentive plan compensation design.
(7)	Amounts represent Company matching contributions to the 401(k) retirement plan, the cost of Company-provided life insurance benefits, the cost of Company-provided vehicles, relocation expenses and other personal benefits, including payments at termination. Details are described in the following table entitled All Other Compensation Table.
(8)	The amounts reported in this column are the sums of columns (c), (d), (e), (f), (g) and (h) for each of the NEOs.

All Other Compensation Table

The following table sets forth each component of the All Other Compensation column of the Summary Compensation Table for fiscal 2014.

Name	401(k) Matching Contribution	Cost of Company- Provided Insurance (1)	Car Allowance	Relocation Expenses (2)	Total
Dennis G. Hatchell	$10,400	$1,662	$12,000	$—	$24,062
B. Clyde Preslar	$9,170	$1,064	$9,000	$150	$19,384
Keith S. Bell	$10,085	$832	$9,000	$—	$19,917
Thomas D. Carney	$9,974	$551	$9,000	$—	$19,525
Boris Zelmanovich	$—	$900	$9,000	$32,713	$42,613

(1)	Represents the dollar value of life and long-term disability insurance premiums paid by us on behalf of our NEOs.
(2)	The amounts in this column represent relocation expenses in accordance with the Company’s relocation policy. Of the amounts shown for Mr. Zelmanovich, in connection with his relocation from Ohio to North Carolina, $8,829 represents reimbursement for taxes owed, $9,059 represents expenses related to the sale of his home and $14,825 represents reimbursements for temporary living and movement of household goods and expenses.

Grants of Plan-Based Awards in Fiscal 2014

The following table provides information about equity and non-equity incentive plan awards granted to our NEOs in fiscal 2014. All stock options were granted under our Omnibus Plan. All non-equity incentive plan awards were granted under our AIP, which is an element of our Omnibus Plan.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Closing Market Price on Grant Date ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dennis G. Hatchell		$398,000	$796,000	$1,592,000
	12/13/13				23,366	46,733	70,099			$15.91	$743,522
	12/13/13							—		$15.91	$—
	12/13/13								44,722	$15.91	$202,778
B. Clyde Preslar		$124,800	$249,600	$499,200
		$0	$12,500	$12,500
	12/13/13				7,950	15,901	23,851			$15.91	$252,985
	12/13/13							8,673		$15.91	$137,987
	12/13/13								15,217	$15.91	$68,997
Keith S. Bell		$95,700	$191,400	$382,800
		$0	$12,500	$12,500
	12/13/13				6,340	12,681	19,021			$15.91	$201,755
	12/13/13							6,917		$15.91	$110,049
	12/13/13								12,136	$15.91	$55,027
Thomas D. Carney		$95,400	$190,800	$381,600
		$0	$12,500	$12,500
	12/13/13				6,142	12,284	18,426			$15.91	$195,438
	12/13/13							6,700		$15.91	$106,597
	12/13/13								11,755	$15.91	$53,300
Boris Zelmanovich		$104,700	$209,400	$418,800
		$0	$12,500	$12,500
	12/13/13				6,658	13,317	19,975			$15.91	$211,873
	12/13/13							7,264		$15.91	$115,570
	12/13/13								12,744	$15.91	$57,784

(1)	The amounts shown represent the potential threshold, target and maximum payouts under our AIP and our Strategic Incentive Award, with the exception of the CEO who was not eligible, for performance during fiscal 2014. Our performance measures and financial results are discussed in more detail above. The actual amounts paid for fiscal 2014 are shown in column (g) of the Summary Compensation Table.
(2)	The amounts shown represent the range of potential shares that may be received pursuant to the performance-based restricted stock award grant for the fiscal 2014-2016 performance period. The performance measurement period is based on the first year’s Adjusted EBITDA results. Participants have the opportunity to earn up to 150% of the target number of shares. Any shares earned vest over three years in three annual installments commencing on the first anniversary of the grant date. The performance objectives set for the fiscal 2014 performance period were met and 113.8% of the target shares will be eligible to vest over the three-year vesting period.

(3)	The amounts shown represent shares of time-based restricted stock that vest in equal annual installments over a three-year period from the date of grant. Mr. Hatchell’s employment agreement provided for inducement grants intended to be in lieu of the time-based restricted shares for fiscal 2014.
(4)	The amounts shown represent options that vest in equal annual installments over a three-year period from the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding restricted stock and the unexercised options held by our NEOs at the end of fiscal 2014.

		Option Awards (1)				Stock Awards (2)
						Restricted Stock		Performance Shares
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(3)
Dennis G. Hatchell	03/05/12	16,447	8,224	$12.00	03/05/19	12,110	$244,985	10,028	$202,866
	12/14/12	19,479	38,960	$11.41	12/14/19	25,472	$515,299	—	$—
	12/13/13		44,722	$15.91	12/13/20	—	$—	46,733	$945,409
B. Clyde Preslar	02/08/13	3,868	7,738	$12.68	02/08/20	4,592	$92,896	—	$—
	12/13/13		15,217	$15.91	12/13/20	8,673	$175,455	15,901	$321,677
Keith S. Bell	11/20/07	25,000	—	$27.75	11/20/14	—	$—	—	$—
	11/25/08	26,000	—	$17.99	11/25/15	—	$—	—	$—
	12/07/09	19,610	—	$14.51	12/07/16	—	$—	—	$—
	12/17/10	5,250	—	$19.06	12/17/17	—	$—	—	$—
	12/16/11	9,284	4,642	$11.17	12/16/18	3,192	$64,574	5,852	$118,386
	12/14/12	5,291	10,582	$11.41	12/14/19	6,249	$126,417	—	$—
	12/13/13	—	12,136	$15.91	12/13/20	6,917	$139,931	12,681	$256,537
Thomas D. Carney	08/12/11	2,298	—	$10.94	08/12/18	—	$—	—	$—
	12/16/11	8,984	4,493	$11.17	12/16/18	3,089	$62,490	5,663	$114,562
	12/14/12	5,120	10,241	$11.41	12/14/19	6,048	$122,351	—	$—
	12/13/13	—	11,755	$15.91	12/13/20	6,700	$135,541	12,284	$248,505
Boris Zelmanovich	08/09/13	1,768	3,537	$12.03	08/09/20	2,018	$40,824	—	$—
	12/13/13	—	12,744	$15.91	12/13/20	7,264	$146,951	13,317	$269,403

(1)	The options listed were granted under either The Pantry, Inc. 1999 Stock Option Plan, as amended (our “1999 Plan”) or our Omnibus Plan. Each option expires on the earlier of the expiration date shown or 90 days after termination of the recipient’s employment except in cases of retirement, death or long-term disability. Upon termination of employment, the options are forfeited with respect to any shares not then vested, except in cases of termination as the result of retirement (defined as age 55 and 10 years of service), death or long-term disability and with respect to a change in control (including the Merger), in which case the vesting of the options is automatically accelerated in full. Vesting is the same for each optionee and options vest in three equal installments of one-third on each of the first, second and third anniversaries of the grant date.
(2)

The stock listed was granted under our Omnibus Plan. Shares of restricted stock vest in three equal installments of one-third on each of the first, second and third anniversaries of the grant date, provided the NEO continues to be employed, except that (i) for fiscal 2013 and fiscal 2012, Mr. Hatchell’s employment agreement provided for an inducement grant in each year of time-based restricted stock with a fair market value of $435,937.50 for each grant, and (ii) shares of performance-based restricted stock issued in 2011 vest in equal annual installments on the anniversary of the grant date each year within the three-year performance period. The performance objective for each performance period must be satisfied for an award to vest. The performance measurement period for shares of performance-based restricted stock issued in 2013 was set for the first year only, with any earned shares vesting in equal annual installments on the anniversary of the grant date over three years.
(3)	Market value was calculated using the closing price of $20.23 on September 25, 2014, the last day of our fiscal year.

Option Exercises and Stock Vested in Fiscal 2014

The following table sets forth information with respect to the options exercised or the shares of restricted stock that vested for our NEOs during fiscal 2014.

	Option Awards (1)		Stock Awards (2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise $	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting $
Dennis G. Hatchell	—	$—	24,844	$384,854
B. Clyde Preslar	—	$—	2,296	$31,226
Keith S. Bell	—	$—	30,939	$386,911
Thomas D. Carney	—	$—	29,685	$370,517
Boris Zelmanovich	—	$—	1,009	$19,171

(1)	No stock options were exercised during fiscal 2014.
(2)	Amounts reflect the market value of the Company’s common stock on the day the stock vested, determined by multiplying the number of shares acquired on vesting by the closing NASDAQ sales price for the Company’s common stock on the vesting date.

Potential Payments upon Termination or Change in Control

We have entered into agreements with our NEOs that provide them with specified benefits if their employment is terminated under certain circumstances.

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

The following table summarizes the triggering events for severance payments and the basis for determining the amounts for NEOs:

Severance Trigger	Severance Benefits for NEOs
Involuntary termination without cause or by notice of non-renewal

•   1 times base salary for twelve months (up to twenty-four months if termination occurs during the first year of employment)

•   Prorated bonus for the fiscal year in which the effective termination date occurs. The amount of the pro-rated bonus paid will be determined based on actual results, but pro-rated for the proportion of the year the executive was employed. The bonus will be paid at the same time as bonuses are paid to other executives with a similar position and title

•   Reimbursement for monthly COBRA coverage (minus the executive contribution rate at the time of termination) for up to twelve months

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

•   The NEOs may receive a prorated bonus at the discretion of the CO Committee

Within 18 months following a change in control, termination by us without cause, by notice of non-renewal, or by the executive for good reason

•   2 times base salary payable in a lump sum

•   2 times target bonus for year of termination payable in a lump sum

•   Reimbursement for monthly COBRA coverage for up to 18 months and then, for up to an additional six months, a monthly payment equal to the difference between the monthly premiums paid by the NEO under a fully-insured, individual health insurance policy and the monthly amount the NEO paid for coverage under the Company’s Group health plan immediately prior to their terminations

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

•

During any period of twelve consecutive months, the individuals who constitute our Board of Directors at the beginning of such period (the “Incumbent Directors”) cease for any reason to constitute a majority of the Board of Directors; provided, however, that a director who is not a director at the beginning of such period shall be deemed to be an Incumbent Director if such director is elected or recommended for election by a majority of the directors who are then

Incumbent Directors, but excluding, for this purpose, any such individual whose initial assumption of the office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Boar.

The proposed Merger constitutes a change in control under our agreements with our NEOs.

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

1999 Plan and Omnibus Plan

The following chart summarizes vesting rules upon termination of employment of any NEO.

Triggering Event	Options	Time-Based Restricted Stock(1)	Performance-Based Restricted Stock
Death/Disability	Vests 100%	Vests 100%	Vests 100%
For Cause	Forfeited	Forfeited	Forfeited
Voluntary	Forfeited	Forfeited	Forfeited
Retirement	Vests 100%	Vests 100% with CO Committee approval	Vests only current installment if goals are met
Without Cause(1)	Forfeited	Forfeited	Forfeited
Change in Control (2)	Vests 100%	Vests 100%	Vests 100%

(1)	Mr. Hatchell’s employment agreement provides that if he is terminated for a reason other than Cause or voluntary resignation, his time-based restricted stock awards will become fully vested.
(2)	Vesting occurs upon a change in control regardless of whether employment is terminated.

Other Benefits

Other benefits that we provide each of our NEOs upon termination of employment include a payment for any unused vacation. Under each of their employment agreements, the NEOs are entitled to the greater of the annual vacation grant under our vacation policy applicable to all employees (up to twenty days) or the following minimum number of vacation days each calendar year: Mr. Hatchell (20), Mr. Preslar (20), Mr. Bell (22), Mr. Carney (20) and Mr. Zelmanovich (20). Subject to applicable state law, unused vacation days may not be carried over from year to year.

Estimated Amounts Payable upon Termination or Change in Control

The following table summarizes the estimated amounts payable to each NEO assuming that the various triggering events occurred on September 25, 2014, the last day of fiscal 2014.

We have noted below other material assumptions used in calculating the estimated payments under each triggering event. The actual amounts that would be paid to a NEO upon termination of employment can only be determined at the time an actual triggering event occurs.

Name	Triggering Event (1)	Severance	Bonus (2)	Equity (3)	Health (4)	Other (5)	Total
Dennis G. Hatchell	Death/Disability	$397,500	$815,900	$2,012,856	$—	$61,154	$3,287,410
	For Cause	$—	$—	$—	$—	$—	$—
	Voluntary	$—	$—	$—	$—	$61,154	$61,154
	Retirement	$—	$—	$—	$—	$61,154	$61,154
	Without Cause	$1,192,500	$815,900	$760,284	$16,308	$61,154	$2,846,146
	Change in Control	$3,180,000	$—	$2,012,856	$32,616	$61,154	$5,286,626
B. Clyde Preslar	Death/Disability	$208,000	$255,840	$926,563	$—	$32,000	$1,422,403
	For Cause	$—	$—	$—	$—	$—	$—
	Voluntary	$—	$—	$—	$—	$32,000	$32,000
	Retirement	$—	$—	$—	$—	$32,000	$32,000
	Without Cause	$416,000	$255,840	$—	$16,308	$32,000	$720,148
	Change in Control	$1,331,200	$—	$926,563	$32,616	$32,000	$2,322,379
Keith S. Bell	Death/Disability	$159,500	$196,185	$1,013,176	$—	$26,992	$1,395,853
	For Cause	$—	$—	$—	$—	$—	$—
	Voluntary	$—	$—	$—	$—	$26,992	$26,992
	Retirement	$—	$—	$—	$—	$26,992	$26,992
	Without Cause	$319,000	$196,185	$—	$22,416	$26,992	$564,593
	Change in Control	$1,020,800	$—	$1,013,176	$44,832	$26,992	$2,105,800
Thomas D. Carney	Death/Disability	$159,000	$195,570	$654,299	$—	$24,462	$1,033,331
	For Cause	$—	$—	$—	$—	$—	$—
	Voluntary	$—	$—	$—	$—	$24,462	$24,462
	Retirement	$—	$—	$—	$—	$24,462	$24,462
	Without Cause	$318,000	$195,570	$—	$—	$24,462	$538,032
	Change in Control	$1,017,600	$—	$654,299	$—	$24,462	$1,696,361
Boris Zelmanovich	Death/Disability	$174,500	$214,635	$471,675	$—	$26,846	$887,656
	For Cause	$—	$—	$—	$—	$—	$—
	Voluntary	$—	$—	$—	$—	$26,846	$26,846
	Retirement	$—	$—	$—	$—	$26,846	$26,846
	Without Cause	$349,000	$214,635	$—	$22,416	$26,846	$612,897
	Change in Control	$1,116,800	$—	$471,675	$44,832	$26,846	$1,660,153

(1)	The triggering events are described under Executive Employment Contracts in the Compensation Discussion and Analysis. In the case of a change in control, the triggering event is termination (as defined) following a change in control (double trigger) for all elements except equity (as the value of accelerated vesting occurs upon a change in control regardless of whether employment is terminated). This table does not take into account any specific arrangements that may be made with any NEO in connection with the Merger.

(2)	In the event of termination due to death or disability, the NEO may receive a prorated incentive at the discretion of the CO Committee. The values shown represent the payments that could have been made under our AIP assuming that the target had been met for all performance measures.
(3)	Values shown represent the estimated cash payment each NEO would have received for his or her unvested shares of stock, calculated based on the following assumptions: (a) a triggering event occurred as of September 25, 2014, accelerating the vesting of each NEO’s unvested options; and (b) each NEO sold or otherwise surrendered the resulting shares for consideration in an amount equal to $20.23 per share, which was the closing price of our stock on NASDAQ on September 25, 2014. Value is included for exercise of stock options.
(4)	Values are based on expenses related to the cost of continuing coverage under the Consolidated Omnibus Budget Reconciliation Act, as amended (“COBRA”). The expenses are based on the coverage and premium rates in force on September 25, 2014.
(5)	Other includes vacation payable at termination for each NEO and assumes that each NEO had not used any vacation days as of September 25, 2014.

Director Compensation

Summary of Director Compensation Program

Directors who are also employed by us are not separately compensated for their service on our Board. Independent directors are compensated for service as members of our Board through a combination of a quarterly retainer, cash meeting fees and equity grants in the form of options to purchase our common stock, restricted stock and/or restricted stock units (“RSUs”). During fiscal 2014, all of our directors, other than Mr. Hatchell, were independent directors and received such payments and equity grants.

Quarterly Retainer and Cash Meeting Fees

Independent directors receive a $7,500 quarterly retainer. They also receive $2,500 for each Board meeting they attend in person or by approved video conference ($1,250 if attendance is telephonic), $1,000 for each committee meeting they attend in person or by approved video conference ($500 if attendance is telephonic). Our committee chairs are paid an additional quarterly retainer as follows: Audit Committee Chairman and CO Committee Chairman - $3,750; Corporate Governance and Nominating Committee Chairman - $2,500. Additionally, our independent Chairman of the Board is paid an additional quarterly retainer of $18,750.

Equity Grants

Upon election to our Board, and upon re-election to the Board each year, each independent director will receive an equity grant of time-based restricted stock or time-based RSUs or a combination thereof valued at $70,000. A new independent director who is appointed to serve less than a full term will have the aggregate value of his initial equity grant prorated accordingly. The restrictions on the time-based restricted stock and RSUs lapse on the first anniversary of the grant date. The lapsing of restrictions on the time-based restricted stock and RSUs are conditioned on service as a participating member of the Board, which includes attending at least three meetings per year.

Other

Each of our directors is also covered by director and officer liability insurance; has entered into an indemnification agreement with us that entitles him or her to, among other things, indemnification to the fullest extent permitted by law for amounts incurred in any action or proceeding on account of services provided as a director (subject to certain exceptions); and is entitled to reimbursement for reasonable out-of-pocket expenses in connection with attendance at Board or committee meetings. In addition, to encourage the ongoing education of our directors and good corporate governance, the Company reimburses directors for travel, lodging and fees associated with educational events.

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

Director Compensation for Fiscal 2014

The following table summarizes the annual and long-term compensation of each of our independent directors who served during fiscal 2014.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(2)	Total ($)
Robert F. Bernstock(3)	$36,425	$—	$36,425
Paul L. Brunswick(3)	$31,875	$—	$31,875
Thomas W. Dickson(3)	$62,508	$69,990	$132,498
Todd E. Diener(3)	$32,050	$69,990	$102,040
Wilfred A. Finnegan	$77,764	$69,990	$147,754
Kathleen Guion	$68,542	$69,990	$138,532
Edwin J. Holman(3)	$60,075	$—	$60,075
Terry L. McElroy	$65,250	$69,990	$135,240
Mark D. Miles	$66,611	$69,990	$136,601
Bryan E. Monkhouse(3)	$29,417	$—	$29,417
Thomas M. Murnane(3)	$34,100	$—	$34,100
James C. Pappas(3)	$32,550	$69,990	$102,540
Ross J. Pillari(3)	$20,667	$56,761	$77,428
Joshua Schechter(3)	$30,300	$69,990	$100,290

(1)	Amounts reflect annual cash retainers, fees earned for meetings and related activities during fiscal 2014.
(2)	Amounts listed do not reflect compensation actually received by the director. Amounts listed in the Stock Awards column represent the aggregate grant date fair value of awards granted during fiscal 2014 calculated in accordance with ASC Topic 718, disregarding any forfeiture assumptions. The restricted stock awards/ units made on March 13, 2014 were made under our Omnibus Plan and valued using the closing price of our common stock as reported by NASDAQ on that date. These restricted stock awards/units vest on March 12, 2015.
(3)	Paul L. Brunswick and Bryan E. Monkhouse chose not to stand for re-election. Robert F. Bernstock, Edwin J. Holman and Thomas M. Murnane were not re-elected. Thomas W. Dickson, Todd E. Diener, James C. Pappas, and Joshua Schechter were new members elected. Ross J. Pillari joined the Board in May 2014.

Outstanding Director Equity Awards as of September 25, 2014

The following table sets forth information with respect to outstanding restricted stock awards/units and the unexercised options of our non-employee directors at the end of fiscal 2014.

		Option Awards (1)				Stock Awards (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)(3)
Thomas W. Dickson	03/13/14	$—	—	$—		4,533	$91,703
Todd E. Diener	03/13/14	$—	$—	$—		4,533	$91,703
Wilfred A. Finnegan	03/27/08	$5,000		$21.84	03/27/15
	03/14/13					5,766	$116,646
	03/13/14					4,533	$91,703
Kathleen Guion	03/13/14	$—	$—	$—		4,533	$91,703
Terry L. McElroy	03/27/08	$5,000		$21.84	03/27/15
	03/14/13					5,766	$116,646
	03/13/14	$—	$—	$—		4,533	$91,703
Mark D. Miles	03/27/08	$5,000		$21.84	03/27/15
	03/13/14	$—	—	$—		4,533	$91,703
James C. Pappas	03/13/14	$—	$—	$—		4,533	$91,703
Ross J. Pillari	05/21/14	$—	—	$—		4,066	$82,255
Joshua Schechter	03/13/14	$—	—	$—		4,533	$91,703

(1)	The options listed were granted under our Omnibus Plan. Each option expires on the earlier of the expiration date shown or 90 days after termination of the recipient’s service except in cases of death or termination due to a long-term disability. Options may be exercised to purchase vested shares only. Vesting is the same for each optionee and options vest in three equal installments of one-third on each of the first, second and third anniversaries of the grant date.
(2)	The stock listed was granted under our Omnibus Plan. Shares of restricted stock awards/units vest 100% on the first anniversary of the grant date.
(3)	Market value was calculated using the closing price of $20.23 on September 25, 2014, the last day of our fiscal year.

Compensation Committee Interlocks and Insider Participation

Mr. Dickson, Mr. Diener, Mr. Finnegan, Ms. Guion, Mr. McElroy, Mr. Miles and Mr. Pappas served on our CO Committee during fiscal 2014. Former directors Robert F. Bernstock and Edwin J. Holman also served on our CO Committee during fiscal 2014. None of these individuals have served as an officer or employee of us or any of our subsidiaries, nor were they involved in any related person transaction during fiscal 2013. No interlocking relationships exist between our Board or CO Committee and the Board of Directors or compensation committee of any other company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

We maintain our 1999 Plan and our Omnibus Plan pursuant to which we may grant equity awards to eligible persons. The following table sets forth aggregate information regarding such plans as of September 25, 2014:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Available For Future Issuances Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by security holders	590,096	$18.03	1,293,644
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	590,096	$18.03	1,293,644

(1)	No future awards may be granted under our 1999 Plan. Our Omnibus Plan permits the award of cash incentives and equity incentive grants covering 2.4 million shares of our common stock, plus shares subject to outstanding options under our 1999 Plan that are forfeited or that otherwise cease to be outstanding after March 29, 2007 other than by reason of their having been exercised for, or settled in, vested and non-forfeitable shares. In addition, any shares related to awards under the Omnibus Plan which terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares, are settled in cash in lieu of shares, or are exchanged, prior to the issuance of shares and with the CO Committee’s permission, for awards not involving shares, are again available for grant under the Omnibus Plan.

Stock Ownership Information

The following table sets forth information, as of January 15, 2015 (or earlier for information based on SEC filings), regarding shares of our common stock owned of record or known to us to be beneficially owned by:

•	Each of our directors;

•	Our Chief Executive Officer, our Principal Financial Officer and each of our other NEOs;

•	All those known by us to beneficially own more than 5% of our outstanding common stock; and

•	All of our executive officers and directors as a group.

Except as otherwise indicated:

•	The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable; and

•	The address of each of the stockholders listed in this table is as follows: c/o The Pantry, Inc., P.O. Box 8019, 305 Gregson Drive, Cary, North Carolina 27511.

The percentages shown below have been calculated based on 23,504,174 total shares of our common stock, $.01 par value, outstanding as of January 15, 2015. The information in this table is based solely on statements in filings with the SEC or other information believed by the Company to be reliable.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage of Class
BlackRock, Inc.(2)	2,030,863	8.6%
Eagle Asset Management, Inc.(3)	1,769,484	7.5%
T. Rowe Price Associates, Inc.(4)	1,687,140	7.2%
Dimensional Fund Advisors LP(5)	1,632,370	6.9%
Entities affiliated with GAMCO Investors, Inc.(6)	1,227,239	5.2%
Dennis G. Hatchell(7)	211,043	*
B. Clyde Preslar(8)	88,376	*
Keith S. Bell(9)	146,148	*
Thomas D. Carney(10)	86,700	*
Boris Zelmanovich(11)	37,796	*
Thomas W. Dickson(12)	4,533	*
Todd E. Diener(13)	4,533	*
Wilfred A. Finnegan(14)	39,205	*
Kathleen Guion(15)	8,619	*
Terry L. McElroy(16)	42,360	*
Mark D. Miles(17)	30,705	*
James C. Pappas(18)	4,533	*
Ross J. Pillari(19)	4,066	*
Joshua E. Schechter(20)	18,371	*
All directors and executive officers as a group (18 individuals)(21)	886,803	3.8%

*	Less than 1.0%
(1)	The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares to which the person has sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of January 15, 2015, through the exercise of any stock option or other rights. Any shares that a person has the right to acquire within 60 days of January 15, 2015 are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Such shares are described below as being subject to presently exercisable stock options.
(2)	The number of shares beneficially owned and the description of such ownership contained herein are based solely on a Schedule 13G/A filed with the SEC on January 30, 2014 by BlackRock, Inc. (“BlackRock”). BlackRock has sole voting with respect to 1,962,295 and dispositive power with respect to all of the shares. The business address of BlackRock is 40 East 52nd Street, New York, New York 10022.
(3)	The number of shares beneficially owned and the description of such ownership contained herein are based solely on a Schedule 13G/A filed with the SEC on January 9, 2015 by Eagle Asset Management, Inc. (“EAM”). EAM has sole voting and dispositive power with respect to all of the shares. The business address of EAM is 880 Carillon Parkway, St. Petersburg, Florida 33716.
(4)	The number of shares beneficially owned and the description of such ownership contained herein are based solely on a Schedule 13G filed with the SEC on February 13, 2014 by T. Rowe Price Associates, Inc. (“TRP”). TRP has sole voting power with respect to 162,600 shares, no shared voting power and sole dispositive power with respect to all of the shares. The business address of TRP is 100 East Pratt Street, Baltimore, Maryland 21202.
(5)	The number of shares beneficially owned and the description of such ownership contained herein are based solely on a Schedule 13G/A filed with the SEC on February 10, 2014 by Dimensional Fund Advisors LP (“Dimensional Funds”). Dimensional Funds has sole voting power with respect to 1,581,491 shares, no shared voting power and sole dispositive power with respect to all of the shares. The business address of Dimensional Funds is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.
(6)

The number of shares beneficially owned and the description of such ownership contained herein are based solely on a Schedule 13D filed with the SEC on December 29, 2014 by entities affiliated with GAMCO Investors, Inc. (“GBI”).

Gabelli Funds, LLC has sole voting and dispositive power with respect to 868,000 shares, GAMCO Asset Management Inc. has sole voting and dispositive power with respect to 155,150 shares, Gabelli Securities, Inc. has sole voting and dispositive power with respect to 137,089 shares, and Teton Advisors, Inc. has sole voting and dispositive power with respect to 67,000 shares. Each of Mario J. Gabelli, GGCP, Inc. and GBI directly or indirectly control the foregoing entities and are deemed to have beneficial ownership of all such shares.
(7)	Includes 100,808 shares of common stock, 92,104 shares of common stock subject to time or performance-based vesting restrictions, 9,907 shares of common stock subject to presently exercisable stock options and 8,224 shares of common stock subject to stock options exercisable within 60 days of January 15, 2015.
(8)	Includes 51,150 shares of common stock, 33,358 shares of common stock subject to time or performance-based vesting restrictions and 3,868 shares of common stock subject to stock options exercisable within 60 days of January 15, 2015.
(9)	Includes 47,580 shares of common stock, 25,732 shares of common stock subject to time or performance-based vesting restrictions and 72,836 shares of common stock subject to presently exercisable stock options.
(10)	Includes 31,608 shares of common stock, 25,159 shares of common stock subject to time or performance-based vesting restrictions and 29,933 shares of common stock subject to presently exercisable stock options.
(11)	Includes 11,670 shares of common stock and 26,126 shares of common stock subject to time or performance-based vesting restrictions.
(12)	Includes 4,533 shares of common stock subject to time or performance-based vesting restrictions.
(13)	Includes 4,533 shares of common stock subject to time or performance-based vesting restrictions.
(14)	Includes 23,906 shares of common stock, 10,299 shares of common stock subject to time or performance-based vesting restrictions and 5,000 shares of common stock subject to presently exercisable stock options.
(15)	Includes 4,086 shares of common stock and 4,533 shares of common stock subject to time or performance-based vesting restrictions.
(16)	Includes 27,061 shares of common stock, 10,299 shares of common stock subject to time or performance-based vesting restrictions and 5,000 shares of common stock subject to presently exercisable stock options.
(17)	Includes 21,172 shares of common stock, 4,533 shares of common stock subject to time or performance-based vesting restrictions and 5,000 shares of common stock subject to presently exercisable stock options. Mr. Miles has pledged 9,727 shares. The pledge was in effect prior to the Board’s April 2013 adoption of an amendment to our Securities Trading Policy to prohibit executive officers and directors from pledging shares of our stock.
(18)	Includes 4,533 shares of common stock subject to time or performance-based vesting restrictions.
(19)	Includes 4,066 shares of common stock subject to time or performance-based vesting restrictions.
(20)	Includes 13,838 shares of common stock, 4,533 shares of common stock subject to time or performance-based vesting restrictions. Mr. Schechter has pledged 13,838 shares. The pledge was in effect prior to his election to our Board and is not subject to our Securities Trading Policy that prohibits executive officers and directors from pledging shares of our stock.
(21)	Includes 391,528 shares of common stock, 318,312 shares of common stock subject to time or performance-based vesting restrictions, 132,797 shares of common stock subject to presently exercisable stock options and 12,092 shares of common stock subject to stock options exercisable within 60 days of January 15, 2015.

Potential Change in Control

On December 18, 2014, The Pantry entered into the Merger Agreement with Couche-Tard and Merger Sub. Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of Couche-Tard. The Merger is expected to close in the first half of 2015, subject to the approval of The Pantry’s stockholders and customary regulatory approvals.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Our Board recognizes that related person transactions can present potential or actual conflicts of interest, and may appear to be motivated by interests other than the best interests of our Company and its stockholders. Notwithstanding these considerations, our Board also recognizes that there are situations where related person transactions may be in the best interests of our Company and its stockholders. Accordingly, our Board has delegated to our Audit Committee, pursuant to the terms of its charter and NASDAQ Listing Rules, the authority to review and approve all related person transactions. The Audit Committee charter defines a “related person transaction” as a transaction required to be disclosed pursuant to Item 404 of Regulation S-K. The Audit Committee will review all relevant information available to it about the related party transaction, and will consider, among other things, whether the related person transaction is, under all of the circumstances, in the best interests of our Company and its stockholders. During fiscal 2014, the Audit Committee did not approve any related person transactions.

Determination of Independence

Our Board, in its business judgment, has made an affirmative determination that each of Thomas W. Dickson, Todd E. Diener, Wilfred A. Finnegan, Kathleen R. Guion, Terry L. McElroy, Mark D. Miles, James C. Pappas, Ross J. Pillari and Joshua E. Schechter (all of our non-employee directors) meet the definition of “independent director” under applicable NASDAQ Listing Rules. In addition, each of Robert F. Bernstock, Paul L. Brunswick, Edwin J. Holman, Bryan E. Monkhouse and Thomas M. Murnane (all former non-employee directors who served on our Board during fiscal 2014) were determined by the Board to meet the definition of “independent director” under applicable NASDAQ Listing Rules. In determining director independence, our Board broadly considers all relevant facts and circumstances, including NASDAQ Listing Rules and SEC rules, which require disclosure of the existence of “related person” transactions above certain thresholds between a director and our Company. Our Board considers the issue not merely from the standpoint of a director, but also from that of persons or organizations with which the director has an affiliation. An independent director must be free from any relationship with us or our management that may impair the director’s ability to make independent judgments. Particular attention is paid to whether a director is independent from management and to any credit relationships that may exist with a director or a related interest.

Item 14.	Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table presents aggregate fees billed (or expected to be billed) for audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”) for the audits of our annual consolidated financial statements for fiscal 2014 and fiscal 2013 and aggregate fees billed (or expected to be billed) for other services rendered by the Deloitte Entities during the same periods.

	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$1,287,370	$1,353,782
Audit-Related Fees (2)	44,601	118,753
Tax Fees	—	—
All Other Fees	—	—

Total	$1,331,971	$1,472,535

(1)	Audit fees relating to fiscal 2014 and 2013 consisted of fees for:

•	Audit of our annual financial statements; and

•	Reviews of our quarterly financial statements.

(2)	Audit-related fees relating to fiscal 2014 and 2013 consisted of fees for:

•	Financial accounting and reporting consultations;

•	Employee benefit plan audits;

•	Agreed-upon procedure engagements; and

•	Comfort letters, consents and other services related to SEC matters.

In considering the nature of services provided by the Deloitte Entities, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the Deloitte Entities and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

All services provided by our independent registered public accounting firm, both audit and non-audit, must be pre-approved by the Audit Committee. The Audit Committee may delegate to one or more designated member(s) of the Audit Committee, who satisfies the definition of “independent director” under applicable NASDAQ Listing Rules (the “Designated Member”), the authority to grant pre-approvals of “permitted services” (which are defined as those that are not specifically prohibited by the Approval Policy), or classes of permitted services, to be provided by the independent registered public accounting firm. The Approval Policy describes the types of classes of permitted services (e.g., annual audit services or tax consulting services) that may be pre-approved by the Audit Committee or a Designated Member. The pre-approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service. The decisions of the Designated Member to pre-approve a permitted service are required to be reported to the Audit Committee at its regularly scheduled meetings. All audit and non-audit services provided by our independent registered public accounting firm during fiscal 2014 and fiscal 2013 were pre-approved by or on behalf of our Audit Committee.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following information required under this item (other than Exhibits 31.3 and 31.4) was filed as part of the Form 10-K:

(a)	1. Financial Statements.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements;

Consolidated Balance Sheets at September 25, 2014 and September 26, 2013;

Consolidated Statements of Operations for the fiscal years ended September 25, 2014, September 26, 2013 and September 27, 2012;

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 25, 2014, September 26, 2013 and September 27, 2012;

Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 25, 2014, September 26, 2013 and September 27, 2012;

Consolidated Statements of Cash Flows for the fiscal years ended September 25, 2014, September 26, 2013 and September 27, 2012;

Notes to Consolidated Financial Statements.

2. Exhibits.

Exhibit No	Exhibit Description

2.1	Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007).†

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated by-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

4.1	Indenture dated August 3, 2012 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.2	Form of 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.3	Supplemental Indenture dated August 3, 2012 dated August 3, 2012 among The Pantry and U.S. Bank National Association, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.4	Supplemental Indenture dated April 23, 2013 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2013).

10.1	Fourth Amended and Restated Credit Agreement dated as of August 3, 2012 among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.2	First Amendment to Fourth Amended and Restated Credit Agreement dated as of August 15, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2013).

10.3	Second Amendment to Fourth Amended and Restated Credit Agreement dated as of December 20, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto. (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).

10.4	Third Amendment to Fourth Amended and Restated Credit Agreement dated as of January 14, 2014 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto. (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).

10.5	Registration Rights Agreement dated August 3, 2012 among The Pantry and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.6	Fourth Amended and Restated Pledge Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.7	Fourth Amended and Restated Security Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.8	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003).

10.9	Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.10	Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009).*

10.11	Independent Director Compensation Program, Sixth Amendment January 2014 (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).*

10.12	The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007).*

10.13	Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004).*

10.14	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007).*

10.15	The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.16	The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2012).*

10.17	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.18	Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.19	Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.20	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010).*

10.21	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.40 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.22	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.41 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.23	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2012).*

10.24	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan(incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.25	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.26	Form of Award Agreement (Awarding Restricted Stock to Employee for Retention) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.27	Form of Award Agreement (Awarding Non-Qualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.28	Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.29	Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.30	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell). (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.31	The Pantry, Inc. Fiscal 2014 RooMax Incentive Award Program (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).*

10.32	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).*

10.33	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2011).

10.34	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.35	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.36	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.37	Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.38	Severance Agreement effective as of December 15, 2011 by and between Berry L. Epley and the Company (incorporated by reference to Exhibit 10.43 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.39	Employment Agreement effective as of February 7, 2013 by and between B. Clyde Preslar and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January, 11, 2013).*

10.40	Employment Agreement effective as of June 3, 2013 by and between Boris Zelmanovich and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).*

10.41	Employment Agreement effective as of January 14, 2014 by and between David Zodikoff and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).*

10.42	Employment Agreement effective as of April 17, 2014 by and between Gordon Schmidt and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.43	Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated March 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).

10.44	Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.45	First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.79 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.46	Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.80 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.47	Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.81 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.48	Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.49	Fifth Amendment to Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.50	Amended and Restated Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.51	Side Letter to Amended and Restated Master Conversion Agreement and Amended and Restated Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

10.52	Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.53	First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.83 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.54	Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.84 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.55	Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.56	Fourth Amendment to Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.57	Amended and Restated Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.58	First Amendment to Amended and Restated Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (filed as Exhibit 10.58 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

10.59	Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.70 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.60	Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.61	Letter Renewal of the Branded Product Supply & Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP, dated March 26, 2013 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2013).

10.62	Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated December 31, 2012 as amended by the Rider to the Branded Jobber Contract dated January 7, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2012).

12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio (filed as Exhibit 12.1 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

21.1	Subsidiary of The Pantry, Inc. (filed as Exhibit 21.1 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

23.1	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

31.3	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (filed as Exhibit 32.1 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (filed as Exhibit 32.2 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.INS	XBRL Instance Document (filed as Exhibit 101.INS to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.SCH	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (filed as Exhibit 101.DEF to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
†	Pursuant to Regulation S-K, Item 601(b)(2), the exhibits and schedules have not been filed. The Pantry, Inc. agrees to furnish supplementally a copy of any omitted Exhibit or schedule to the Securities and Exchange Commission upon request, provided; however, The Pantry, Inc. may request confidential treatment of omitted items.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PANTRY, INC.

By:	/s/ Dennis G. Hatchell
Dennis G. Hatchell
President and Chief Executive Officer

Date:	January 23, 2015

EXHIBIT INDEX

Exhibit No	Exhibit Description

2.1	Asset Purchase Agreement dated January 5, 2007 between The Pantry, Inc. (“The Pantry”) and Petro Express, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2007).†

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated by-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

4.1	Indenture dated August 3, 2012 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.2	Form of 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.3	Supplemental Indenture dated August 3, 2012 dated August 3, 2012 among The Pantry and U.S. Bank National Association, as Trustee, with respect to the 7.75% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

4.4	Supplemental Indenture dated April 23, 2013 by The Pantry and U.S. Bank National Association, as Trustee, with respect to the 8.375% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2013).

10.1	Fourth Amended and Restated Credit Agreement dated as of August 3, 2012 among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.2	First Amendment to Fourth Amended and Restated Credit Agreement dated as of August 15, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2013).

10.3	Second Amendment to Fourth Amended and Restated Credit Agreement dated as of December 20, 2013 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto. (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).

10.4	Third Amendment to Fourth Amended and Restated Credit Agreement dated as of January 14, 2014 among The Pantry, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, BMO Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, and SunTrust Robinson Humphrey, Inc., as joint lead arrangers and joint bookrunners, Royal Bank of Canada as syndication agent, Bank of America, N.A., BMO Harris Financing, Inc., Cooperative Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland,” New York Branch and SunTrust Bank, as co-documentation agents, and the several other banks and financial institutions signatory thereto. (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).

10.5	Registration Rights Agreement dated August 3, 2012 among The Pantry and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.6	Fourth Amended and Restated Pledge Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.7	Fourth Amended and Restated Security Agreement dated as of August 3, 2012 by and among The Pantry, certain domestic subsidiaries of The Pantry from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2012).

10.8	Form of Lease Agreement between The Pantry and certain parties to the Purchase and Sale Agreement dated October 9, 2003 by and among The Pantry, RI TN 1, LLC, RI TN 2, LLC, RI GA 1, LLC, and Crestnet 1, LLC (incorporated by reference to Exhibit 2.5 to The Pantry’s Current Report on Form 8-K, as amended, filed with the Securities and Exchange Commission on October 31, 2003).

10.9	Form of Lease Agreement between The Pantry and National Retail Properties, LP (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007).

10.10	Independent Director Compensation Program, Fifth Amendment January 2010 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 24, 2009).*

10.11	Independent Director Compensation Program, Sixth Amendment January 2014 (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).*

10.12	The Pantry, Inc. 1999 Stock Option Plan, as amended and restated as of October 17, 2007 (incorporated by reference to Exhibit 10.27 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2007).*

10.13	Form of Incentive Stock Option Agreement to The Pantry, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2004).*

10.14	The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2007).*

10.15	The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.26 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.16	The Pantry, Inc. Annual Incentive Program, as amended, under The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2012).*

10.17	Form of Award Agreement (Awarding Nonqualified Stock Option to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.18	Form of Award Agreement (Awarding Restricted Stock to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.19	Form of Award Agreement (Awarding RSUs to Non-Employee Director) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 25, 2008).*

10.20	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2010).*

10.21	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.40 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.22	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee for Multi-Year Performance Period) (incorporated by reference to Exhibit 10.41 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).*

10.23	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2012).*

10.24	Form of Award Agreement (Awarding Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan(incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.25	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Employee) for The Pantry, Inc. 2007 Omnibus Plan (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.26	Form of Award Agreement (Awarding Restricted Stock to Employee for Retention) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.27	Form of Award Agreement (Awarding Non-Qualified Stock Option to Dennis Hatchell) (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.28	Form of Award Agreement (Awarding Initial Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.3 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.29	Form of Award Agreement (Awarding Time Restricted Stock to Dennis Hatchell) (incorporated by reference to Exhibit 10.4 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.30	Form of Award Agreement (Awarding Performance-Based Restricted Stock to Dennis Hatchell). (incorporated by reference to Exhibit 10.5 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.31	The Pantry, Inc. Fiscal 2014 RooMax Incentive Award Program (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).*

10.32	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).*

10.33	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities Exchange Commission on September 19, 2011).

10.34	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith A. Oreson and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.35	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Thomas D. Carney and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2011).*

10.36	Amended and Restated Employment Agreement made and entered into as of January 10, 2012 by and between Keith S. Bell and the Company (incorporated by reference to Exhibit 10.2 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2012).*

10.37	Employment Agreement effective as of March 5, 2012 by and between Dennis G. Hatchell and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2012).*

10.38	Severance Agreement effective as of December 15, 2011 by and between Berry L. Epley and the Company (incorporated by reference to Exhibit 10.43 to The Pantry’s Annual Report on Form 10-K for the year ended September 27, 2012).*

10.39	Employment Agreement effective as of February 7, 2013 by and between B. Clyde Preslar and the Company (incorporated by reference to Exhibit 10.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January, 11, 2013).*

10.40	Employment Agreement effective as of June 3, 2013 by and between Boris Zelmanovich and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).*

10.41	Employment Agreement effective as of January 14, 2014 by and between David Zodikoff and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 2013).*

10.42	Employment Agreement effective as of April 17, 2014 by and between Gordon Schmidt and the Company (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2014).*

10.43	Distribution Service Agreement by and between The Pantry and McLane Company, Inc. dated March 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2014).

10.44	Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.71 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.45	First Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.79 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.46	Second Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.80 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.47	Third Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated October 3, 2011, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.81 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.48	Fourth Amendment to Master Conversion Agreement by and between The Pantry and Marathon Petroleum Company LP dated June 4, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.49	Fifth Amendment to Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.50	Amended and Restated Master Conversion Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.4 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.51	Side Letter to Amended and Restated Master Conversion Agreement and Amended and Restated Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (filed as Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2013).

10.52	Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.72 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.53	First Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated February 14, 2010, (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.83 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.54	Second Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated August 15, 2011 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.84 to The Pantry’s Annual Report on Form 10-K for the year ended September 29, 2011).

10.55	Third Amendment to Guaranteed Supply Agreement by and between The Pantry and Marathon Petroleum Company LP dated January 1, 2012 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.56	Fourth Amendment to Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated May 13, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.57	Amended and Restated Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 27, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.5 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2013).

10.58	First Amendment to Amended and Restated Guaranteed Supply Agreement by and between the Pantry and Marathon Petroleum Company LP dated June 25, 2014 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (filed as Exhibit 10.58 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

10.59	Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company, LLC dated July 26, 2010 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.70 to The Pantry’s Annual Report on Form 10-K for the year ended September 30, 2010).

10.60	Amendment to Branded Product Supply and Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP dated May 22, 2012 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2012).

10.61	Letter Renewal of the Branded Product Supply & Trademark License Agreement by and between The Pantry and Marathon Petroleum Company LP, dated March 26, 2013 (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2013).

10.62	Branded Jobber Contract by and between The Pantry and BP® Products North America Inc. dated December 31, 2012 as amended by the Rider to the Branded Jobber Contract dated January 7, 2013 (asterisks located within the exhibit denote information which has been deleted pursuant to a confidential treatment filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2012).

12.1	Statement regarding Computation of Earnings to Fixed Charges Ratio (filed as Exhibit 12.1 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

21.1	Subsidiary of The Pantry, Inc. (filed as Exhibit 21.1 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

23.1	Consent of Deloitte & Touche LLP (filed as Exhibit 23.1 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

31.3	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (filed as Exhibit 32.1 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [This exhibit is being furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by that act, be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, as the case may be.] (filed as Exhibit 32.2 to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.INS	XBRL Instance Document (filed as Exhibit 101.INS to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.SCH	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (filed as Exhibit 101.DEF to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to The Pantry’s Annual Report on Form 10-K for the year ended September 25, 2014).

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
†	Pursuant to Regulation S-K, Item 601(b)(2), the exhibits and schedules have not been filed. The Pantry, Inc. agrees to furnish supplementally a copy of any omitted Exhibit or schedule to the Securities and Exchange Commission upon request, provided; however, The Pantry, Inc. may request confidential treatment of omitted items.