Form 10-Q
period 2014-12-25
PANTRY INC
filed 2015-01-29
CIK 915862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2014
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.01 PAR VALUE	23,504,174 SHARES
(Class)	(Outstanding at January 22, 2015)

THE PANTRY, INC.

INTRODUCTORY NOTE

As previously announced, on December 18, 2014, The Pantry, Inc. ("the Company") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Couche-Tard U.S. Inc. (“Parent”) and CT-US Acquisition Corp. (“Merger Sub”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of Parent (the “Merger”). The closing of the Merger is subject to certain conditions, including (i) the approval and adoption of the Merger Agreement and the Merger by the Company’s stockholders, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) there being no material adverse effect on the Company prior to the closing of the Merger and (vi) other customary conditions. On January 12, 2015, we filed a preliminary proxy statement in connection with a special meeting of our stockholders to seek approval and adoption of the Merger Agreement and the Merger. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed Merger.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE PANTRY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except par value and shares)	December 25, 2014	September 25, 2014
ASSETS
Current assets:
Cash and cash equivalents	$123,003	$81,652
Receivables	67,164	65,666
Inventories	113,256	133,904
Prepaid expenses and other current assets	14,527	17,593
Deferred income taxes	22,895	35,836
Total current assets	340,845	334,651
Property and equipment, net	862,356	873,197
Other assets:
Goodwill and other intangible assets	440,544	440,628
Other noncurrent assets	84,538	85,278
Total other assets	525,082	525,906
TOTAL ASSETS	$1,728,283	$1,733,754
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,715	$2,715
Current maturities of lease finance obligations	11,302	11,555
Accounts payable	133,978	149,388
Accrued compensation and related taxes	12,279	14,538
Other accrued taxes	18,654	27,084
Self-insurance reserves	29,750	28,812
Other accrued liabilities	40,312	34,183
Total current liabilities	248,990	268,275
Other liabilities:
Long-term debt	495,517	496,063
Lease finance obligations	420,551	423,073
Deferred income taxes	81,530	83,545
Deferred vendor rebates	8,496	8,629
Other noncurrent liabilities	114,475	114,712
Total other liabilities	1,120,569	1,126,022
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.01 par value, 50,000,000 shares authorized; 23,404,208 and 23,445,826 issued and
outstanding at December 25, 2014 and September 25, 2014, respectively	234	234
Additional paid-in capital	221,508	221,181
Accumulated other comprehensive loss, net of deferred income taxes of $0 and $0 at December 25, 2014 and
September 25, 2014, respectively	—	—
Retained earnings	136,982	118,042
Total shareholders’ equity	358,724	339,457
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,728,283	$1,733,754

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	December 25, 2014	December 26, 2013
Revenues:
Merchandise	$451,962	$440,780
Fuel	1,224,874	1,363,299
Total revenues	1,676,836	1,804,079
Costs and operating expenses:
Merchandise cost of goods sold (exclusive of items shown separately below)	299,193	293,001
Fuel cost of goods sold (exclusive of items shown separately below)	1,147,645	1,314,617
Store operating	126,739	128,069
General and administrative	25,305	25,977
Impairment charges	1,115	829
Depreciation and amortization	25,282	28,679
Total costs and operating expenses	1,625,279	1,791,172
Income from operations	51,557	12,907
Interest expense	21,075	21,372
Income (loss) before income taxes	30,482	(8,465)
Income tax expense (benefit)	11,541	(3,321)
Net income (loss)	$18,941	$(5,144)

Earnings (loss) per share:
Basic	$0.83	$(0.23)
Diluted	$0.81	$(0.23)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(in thousands)	December 25, 2014	December 26, 2013
Net income (loss)	$18,941	$(5,144)
Other comprehensive income (loss), net of tax:
Amortization of accumulated other comprehensive loss on terminated interest rate swap agreements, net of deferred income taxes of $63 in the three months ended December 26, 2013	—	98
Comprehensive income (loss)	$18,941	$(5,046)

See Notes to Condensed Consolidated Financial Statements

THE PANTRY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in thousands)	December 25, 2014	December 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,941	$(5,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,282	28,679
Impairment charges	1,115	829
Benefit (provision) for deferred income taxes	11,567	(2,983)
Stock-based compensation expense	1,054	924
Other	528	1,404
Changes in operating assets and liabilities:
Receivables	(1,674)	5,787
Inventories	20,648	(1,898)
Prepaid expenses and other current assets	1,815	448
Accounts payable	(11,465)	(10,973)
Other current liabilities	(5,914)	(5,272)
Other noncurrent assets and liabilities, net	(263)	(1,168)
Net cash provided by operating activities	61,634	10,633
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(17,393)	(31,748)
Proceeds from sales of property and equipment	1,326	2,003
Other	(1,673)	—
Net cash used in investing activities	(17,740)	(29,745)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt, including redemption premiums	(638)	(638)
Repayments of lease finance obligations	(2,853)	(4,511)
Other	948	(401)
Net cash used in financing activities	(2,543)	(5,550)
Net increase (decrease) in cash and cash equivalents	41,351	(24,662)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	81,652	57,168
CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,003	$32,506
Cash paid (received) during the period:
Interest	$15,237	$16,962
Income taxes	$(148)	$(51)
Non-cash investing and financing activities:
Capital expenditures financed through capital leases	$650	$415
Accrued purchases of property and equipment	$10,223	$10,705

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The Pantry

As of December 25, 2014, we operated 1,511 convenience stores primarily in the southeastern United States. Our stores offer a broad selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers, including fuel, car care products and services, tobacco products, beer, soft drinks, self-service fast food and beverages, publications, dairy products, groceries, health and beauty aids, money orders and other ancillary services. In all states, except Alabama and Mississippi, we also sell lottery products. As of December 25, 2014, we operated 233 quick service restaurants and 231 of our stores included car wash facilities. Self-service fuel is sold at 1,502 locations, of which 1,031 sell fuel under major oil company brand names including BP® Products North America, Inc. ("BP"), CITGO®, ConocoPhillips®, ExxonMobil®, Marathon® Petroleum Company, LLC ("Marathon"), Shell® and Valero®.

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

Merger Agreement

On December 18, 2014, The Pantry, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Couche-Tard U.S. Inc. (“Parent”) and CT-US Acquisition Corp. (“Merger Sub”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of Parent (the “Merger”).

As a result of the Merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share (the “Company Common Stock”) (other than shares (a) owned by the Company as treasury stock or owned by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent or (b) held by a stockholder who has properly exercised and perfected such holder’s appraisal rights under Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”)), will be converted into the right to receive, in respect of each share of Company Common Stock, $36.75 in cash, without interest (the “Merger Consideration”). The Merger Agreement also provides that (a) each issued and outstanding option to purchase Company Common Stock, whether vested or unvested, will be exchanged for the Merger Consideration less the applicable exercise price, (b) each issued and outstanding restricted share award covering Company Common Stock will vest and be exchanged for the Merger Consideration and (c) each issued and outstanding restricted stock unit will vest and be exchanged for the Merger Consideration. For each restricted share award that is subject to performance-based vesting and for which performance is incomplete as of the effective time of the Merger, the number of shares of Company Common Stock subject to such award shall be determined based on the greater of (a) the target number of shares of Company Common Stock subject to such award and (b) actual performance achieved during the twelve (12) month period ending on the last day of the fiscal month most recently completed on or prior to the effective time of the Merger.

The Company and Parent have each agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, agreements by the Company to (i) continue conducting its businesses in the ordinary course of business consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not engage in certain specified kinds of transactions during that period. In addition, the Company has agreed that, subject to certain exceptions, its board of directors (the “Board”) will recommend the approval and adoption of the Merger Agreement and the Merger by its stockholders. The Company has also made certain additional customary covenants, including, among others, not to (i) solicit or knowingly encourage inquiries or proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, engage in discussions or negotiations regarding, or provide any non-public information in connection with, alternative business combination transactions.

The closing of the Merger is subject to certain conditions, including (i) the approval and adoption of the Merger Agreement and the Merger by the Company’s stockholders, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) there being no material adverse effect on the Company prior to the closing of the Merger and (vi) other customary conditions.

Either the Company or Parent may terminate the Merger Agreement if, among certain other circumstances, (i) the Merger has not become effective on or before December 18, 2015 or (ii) the Company’s stockholders fail to approve the Merger Agreement and the Merger. In addition, the Company may terminate the Merger Agreement under certain other circumstances, including to allow the Company to enter into a definitive agreement for an alternative business combination transaction that constitutes a “superior proposal.” Parent may terminate the Merger Agreement under certain other circumstances, including if the Board withdraws or adversely changes its recommendation of the Merger or if the Company intentionally and materially breaches its non-solicitation covenant.

The Merger Agreement also provides that upon termination under specified circumstances, including, among others, a change in the recommendation of the Board or termination of the Merger Agreement by the Company to allow the Company to enter into a definitive agreement for an alternative business combination transaction that constitutes a “superior proposal,” the Company would be required to pay Parent a termination fee of $39.5 million.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Form 8-K filed on December 18, 2014.

During the three months ended December 25, 2014, we recorded $2.7 million of expenses related to the proposed Merger which are included in general and administrative expenses, net in the Condensed Consolidated Statements of Operations.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated financial statements have been prepared from the accounting records and all amounts as of December 25, 2014 are unaudited. Pursuant to Regulation S-X, certain information and note disclosures normally included in our annual financial statements have been condensed or omitted. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and which are of a normal, recurring nature.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2014.

Our results of operations for the three months ended December 25, 2014 and December 26, 2013 are not necessarily indicative of results to be expected for the full fiscal year. The convenience store industry in our marketing areas generally experiences higher sales volumes during the summer months than during the winter months.

References in this report to "fiscal 2015" refer to our current fiscal year, which ends September 24, 2015, references to "fiscal 2014" refer to our prior fiscal year, which ended on September 25, 2014, and references to "fiscal 2013" refer to our fiscal year, which ended September 26, 2013, all of which are 52 week years.

Excise and Other Taxes

We pay federal and state excise taxes on petroleum products. Fuel revenues and cost of goods sold included excise and other taxes of approximately $198.3 million and $195.3 million for the three months ended December 25, 2014 and December 26, 2013, respectively.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for merchandise inventories and using the weighted-average method for fuel inventories. The fuel we purchase from our vendors is temperature adjusted. The fuel we sell at retail is sold at ambient temperatures. The volume of fuel we maintain in inventory can expand or contract with changes in temperature. Depending on the actual temperature experience and other factors, we may realize a net increase or decrease in the volume of our fuel inventory during our fiscal year. At interim periods, we record any projected increases or decreases through fuel cost of goods sold ratably over the fiscal year, which we believe more fairly reflects our results by better matching our costs to our retail sales. As of December 25, 2014 and December 26, 2013, we increased inventory by capitalizing fuel expansion variances of approximately $256 thousand and $2.6 million, respectively. At the end of any fiscal year, the entire variance is absorbed into fuel cost of goods sold.

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

In accordance with our policy, we are in the process of performing our annual goodwill impairment assessment as of January 22, 2015 and we will complete our step one of the goodwill impairment test in the second quarter of fiscal 2015. We operate as one reporting unit and as of our annual testing date, our market capitalization was significantly greater than our book value.

Our other intangible assets have finite lives and are amortized over their estimated useful lives using the straight-line method. We review our other intangible assets for impairment whenever events or circumstances indicate that it is more likely than not that fair value of the asset is below its carrying amount.

No impairment charges related to goodwill and other intangible assets were recognized during the first three months of fiscal 2015 or fiscal 2014.

The following table reflects goodwill and other intangible asset balances for the periods presented:

(in thousands)	December 25, 2014				September 25, 2014
	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value	Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Book Value
Unamortized
Goodwill	N/A	$436,102	N/A	$436,102	N/A	$436,102	N/A	$436,102
Amortized
Customer agreements	13.3	1,356	(1,028)	328	13.3	1,335	(986)	349
Non-compete agreements	33.3	7,974	(3,860)	4,114	33.3	7,911	(3,734)	4,177
		$9,330	$(4,888)	$4,442		$9,246	$(4,720)	$4,526
Total goodwill and other intangible assets		$445,432	$(4,888)	$440,544		$445,348	$(4,720)	$440,628

NOTE 3 – IMPAIRMENT CHARGES

The following table reflects asset impairment charges for the periods presented:

	Three Months Ended
(in thousands)	December 25, 2014	December 26, 2013
Operating stores	$1,115	$742
Surplus properties	—	87
Total impairment charges	$1,115	$829

Operating Stores.  We test our operating stores for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We compared the carrying amount of these operating store assets to their estimated future undiscounted cash flows to determine recoverability. If the sum of the estimated undiscounted cash flows did not exceed the carrying value, we then estimated the fair value of these operating stores to measure the impairment, if any. We recorded impairment charges related to operating stores as detailed in the table above. There were no operating stores classified as held for sale as of December 25, 2014 and September 25, 2014.

Surplus Properties.  We test our surplus properties for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Periodically management determines that certain surplus properties should be classified as held for sale or reclassified from held for sale back to held for use because of a change in facts and circumstances, including changes in marketing and bid activity. We estimate the fair value of these and other surplus properties where events or changes in circumstances indicated, based on marketing and bid activity, that the carrying amount of the assets may not be recoverable. Based on these estimates, we determined that the carrying values of certain surplus properties exceeded fair value resulting in the impairment charges as detailed above. Surplus properties classified as held for sale and included in prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheets were $969 thousand and $2.3 million as of December 25, 2014 and September 25, 2014, respectively.

The impairment evaluation process requires management to make estimates and assumptions with regard to fair value. Actual values may differ significantly from these estimates. Such differences could result in future impairment that could have a material impact on our consolidated financial statements.

Refer to Note 9, Fair Value Measurements, for additional information regarding the determination of fair value.

NOTE 4 - DEBT

The components of long-term debt for the periods presented consisted of the following:

(in thousands)	December 25, 2014	September 25, 2014

Senior secured term loan	$249,900	$250,537
Senior unsecured notes	250,000	250,000
Total long-term debt	499,900	500,537
Less—current maturities	(2,715)	(2,715)
Less—unamortized debt discount	(1,668)	(1,759)
Long-term debt, net of current maturities and unamortized debt discount	$495,517	$496,063

We are party to the Fourth Amended and Restated Credit Agreement, as amended, which provides for a $480.0 million senior secured credit facility ("credit facility"). Our credit facility includes a $225.0 million senior secured revolving credit facility which expires in 2017 and a $255.0 million senior secured term loan which matures in 2019. In addition, the credit facility provides for the ability to incur additional term loans and increases in the secured revolving credit facility in an aggregate principal amount of up to $200.0 million provided certain conditions are satisfied. Interest payments on our credit facility are payable in quarterly installments until maturity. The interest rate on borrowings under the revolving credit facility is dependent on our consolidated total leverage ratio, and at our option, is either the base rate (generally the applicable prime lending rate of Wells Fargo Bank, National Association, as announced from time to time) plus 250 to 350 basis points or LIBOR plus 350 to 450 basis points. Our current interest rate under the revolving credit facility is, at our option, either the base rate plus 300 basis points or LIBOR plus 400 basis points, with an unused commitment fee of 50 basis points. The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 375 basis points, with a LIBOR floor of 100 basis points. Based on our current consolidated leverage ratio, the interest rate is LIBOR plus 375 basis points with a LIBOR floor of 100 basis points.

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
As of December 25, 2014, we had approximately $84.9 million of standby letters of credit issued under the credit facility. After taking into account outstanding letters of credit and the consolidated total adjusted leverage ratio constraint to availability, approximately $140.1 million was available for future borrowing under the revolving credit facility, of which $75.1 million was available for the issuances of letters of credit. The standby letters of credit primarily relate to vendor contracts, self-insurance programs and regulatory requirements.

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

Under the indenture governing our senior notes the maximum total adjusted leverage ratio (generally the ratio of our consolidated debt to specified earnings) is 6.0 for the fiscal quarter ending December 25, 2014 and the minimum interest coverage ratio (generally the ratio of specified earnings to interest expense) is 2.25 for the fiscal quarter ending December 25, 2014 and each fiscal quarter ending thereafter. We believe that we will be able to continue to satisfy these ratios; however, certain factors could result in our failure to comply with our covenants. In the event we are unable to comply with our covenants, or our performance suggests an impending inability to comply, we would attempt to negotiate with our lenders to obtain loan modifications or, if necessary, waivers of compliance with required ratios under our credit facility.

As of December 25, 2014, we were in compliance with all covenants and restrictions. Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit agreement governing our credit facility, including financial and negative covenants.
After giving effect to the applicable restrictions on the payment of dividends under our credit facility and indenture, subject to compliance with applicable law, as of December 25, 2014, there was $20.0 million free of restriction, which was available for the payment of dividends. We do not expect to pay dividends in the foreseeable future.

The fair value of our long-term debt is disclosed in Note 9, Fair Value Measurements.

The remaining annual maturities of our long-term debt as of December 25, 2014 are as follows:

(in thousands)
Fiscal year
2015	$2,078
2016	2,550
2017	2,550
2018	2,550
2019	240,172
2020	250,000
Total principal payments	$499,900

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
Stock-based compensation grants, for the periods presented are as follows:

	Three Months Ended
(in thousands)	December 25, 2014	December 26, 2013
Shares granted
Stock options	—	121
Time-based restricted stock	56	96
Performance-based restricted stock	47	191
Total shares granted	103	408

Fair value of shares granted
Stock options	$—	$547
Time-based restricted stock	2,059	1,528
Performance-based restricted stock	1,703	3,033
Total fair value of shares granted	$3,762	$5,108

The components of stock-based compensation expense in general and administrative expenses in our Condensed Consolidated Statements of Operations for the periods presented are as follows:

	Three Months Ended
(in thousands)	December 25, 2014	December 26, 2013
Stock options	$144	$128
Time-based restricted stock	597	761
Performance-based restricted stock	313	35
Total stock-based compensation expense	$1,054	$924

NOTE 6 - INTEREST EXPENSE

The components of interest expense for the periods presented are as follows:

	Three Months Ended
(in thousands)	December 25, 2014	December 26, 2013
Interest on long-term debt, including amortization of deferred financing costs	$9,935	$9,933
Interest on lease finance obligations	10,894	10,988
Miscellaneous	246	451
Interest expense	$21,075	$21,372

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

Stock options and restricted stock representing two thousand and 1.3 million shares for the three months ended December 25, 2014 and December 26, 2013, respectively, were anti-dilutive and were not included in the diluted earnings per share calculation. In periods in which a net loss is incurred, no common stock equivalents are included since they are anti-dilutive. As such, all stock options and restricted stock outstanding are excluded from the computation of diluted loss per share in those periods.

The following table reflects the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended
(in thousands, except per share data)	December 25, 2014	December 26, 2013
Net earnings (loss)	$18,941	$(5,144)
Earnings (loss) per share—basic:
Weighted-average shares outstanding	22,930	22,791
Earnings (loss) per share—basic	$0.83	$(0.23)
Earnings (loss) per share—diluted:
Weighted-average shares outstanding	22,930	22,791
Weighted-average potential dilutive shares outstanding	345	—
Weighted-average shares and potential dilutive shares outstanding	23,275	22,791
Earnings (loss) per share—diluted	$0.81	$(0.23)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of December 25, 2014, we were contingently liable for outstanding letters of credit in the amount of approximately $84.9 million primarily related to vendor contracts, self-insurance programs and regulatory requirements. The letters of credit are not to be drawn against unless we default on the timely payment of related liabilities.

Legal and Regulatory Matters

On January 22, 2015, a purported shareholder of The Pantry, Dennis J. Krystek, filed a putative class action complaint challenging the Merger in the Court of Chancery of the State of Delaware. The complaint names as defendants The Pantry, Couche-Tard, Merger Sub and the members of the board of directors of The Pantry. The complaint seeks, among other relief, an order enjoining the Merger, compensatory damages, and an award of attorney's fees and costs on the grounds that, among other things, the board of directors of The Pantry breached their fiduciary duty in connection with entering into the Merger Agreement and approving the Merger as well as failing to disclose material information relating to the process leading to the execution of the Merger Agreement. The complaint further alleges that Couche-Tard and Merger Sub aided and abetted the alleged breaches of fiduciary duties. It is possible that these complaints will be amended to make additional claims and/or that additional lawsuits making similar or additional claims relating to the Merger will be brought.
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

In the first quarter of fiscal 2015, we received proceeds of $4.2 million from a class action settlement fund related to a lawsuit regarding percentage-based transaction fees charged to truck stops and other retail fueling facilities. These proceeds are included as a reduction in general and administrative expenses for the three months ended December 25, 2014.
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

Federal and state laws and regulations require us to provide and maintain evidence that we are taking financial responsibility for corrective action and compensating third parties in the event of a release from our underground storage tank systems. In order to comply with these requirements, as of December 25, 2014, we maintained letters of credit in the aggregate amount of approximately $1.4 million in favor of state environmental agencies in North Carolina, South Carolina, Virginia, Georgia, Indiana, Tennessee, Kentucky and Louisiana.

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

As of December 25, 2014, environmental reserves of approximately $5.1 million and $73.5 million are included in other accrued liabilities and other noncurrent liabilities, respectively. As of September 25, 2014, environmental liabilities of approximately $5.1 million and $73.4 million are included in other accrued liabilities and other noncurrent liabilities, respectively. These environmental liabilities represent our estimates for future expenditures for remediation associated with 546 and 548 known contaminated sites as of December 25, 2014 and September 25, 2014, respectively, as a result of releases (e.g., overfills, spills and underground storage tank releases) and are based on current regulations, historical results and certain other factors. We estimate that approximately $70.2 million of our environmental obligations will be funded by state trust funds and third-party insurance; as a result we estimate we will spend approximately $8.4 million for remediation.

As of December 25, 2014, anticipated reimbursements of $1.6 million are recorded as current receivables and $70.2 million are recorded as other noncurrent assets. As of September 25, 2014, anticipated reimbursements of $2.0 million were recorded as current receivables and $70.3 million were recorded as other noncurrent assets. Remediation costs for known sites are expected to be incurred over the next one to ten years. Environmental liabilities have been established with remediation costs based on internal and external estimates for each site. Future remediation costs are not discounted unless the timing and amounts are fixed or reliably determinable. There are no sites for which the timing and amounts for future remediation are fixed or reliably determinable as of December 25, 2014 and September 25, 2014.

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

As of December 25, 2014 and September 25, 2014, there are 108 and 107 sites, respectively, identified as contaminated that are being remediated by third parties who have indemnified us as to responsibility for cleanup matters. These sites are not included in our environmental liabilities. Additionally, we are awaiting closure notices on several other locations that will release us from responsibility related to known contamination at those sites. These sites continue to be considered in our environmental liabilities until a final closure notice is received.

Unamortized Liabilities Associated with Vendor Payments

Service and supply allowances are amortized over the life of each service or supply agreement, respectively, in accordance with the agreement’s specific terms. As of December 25, 2014, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $1.0 million and $8.5 million, respectively. As of September 25, 2014, other accrued liabilities and deferred vendor rebates included the unamortized liabilities associated with these payments of $2.6 million and $8.6 million, respectively.

We purchase over 50% of our general merchandise from a single wholesaler, McLane Company, Inc. ("McLane"). Our arrangement with McLane is governed by a distribution service agreement which expires in December 2019.

We have entered into product brand imaging agreements with numerous oil companies to buy fuel at market prices. The initial terms of these agreements have expiration dates ranging from 2015 to 2019 as of December 25, 2014. In connection with these agreements, we may receive upfront vendor allowances, volume incentive payments and other vendor assistance payments. If we default under the terms of any contract or terminate any supply agreement prior to the end of the initial term, we must reimburse the respective oil company for the unearned, unamortized portion of the payments received to date. These payments are amortized and recognized as a reduction to fuel cost of goods sold using the specific amortization periods based on the terms of each agreement, either using the straight-line method or based on fuel volume purchased. Therefore, the contractual obligation we must reimburse the respective oil company if we default may be different than the unamortized balance recorded as deferred vendor rebates.

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
Our Branded Jobber Contract with BP provides for BP to supply, and us to purchase, certain minimum amounts of motor fuel for our specified convenience store locations. Our obligation to purchase a minimum volume of BP branded fuel is measured each year over a one-year period during the remaining term of the agreement. Subject to certain adjustments, in any year in which we fail to meet our minimum volume purchase obligation, we have agreed to pay BP two cents per gallon times the difference between the actual volume of BP branded product purchased and the minimum volume requirement. We have attained the minimum volume requirements for the one-year period ending December 31, 2014. The agreement expires on December 31, 2019.

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

Our financial instruments not measured at fair value on a recurring basis includes cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt and are reflected in the condensed consolidated financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. We believe the fair value determination of these short-term financial instruments is a Level 1 measure. Estimated fair values for long-term debt have been determined using available market information, including reported trades and benchmark yields. The fair value of our indebtedness was approximately $524.0 million and $513.5 million as of December 25, 2014 and September 25, 2014, respectively. We believe the fair value determination of long-term debt is a Level 2 measure.

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

For non-financial assets and liabilities measured at fair value on a non-recurring basis, quantitative disclosure of the fair value for each major category and any resulting realized losses included in earnings is presented below. Because these assets are not measured at fair value on a recurring basis, certain carrying amounts and fair value measurements presented in the table below may reflect values at earlier measurement dates and may no longer represent their fair values as of the three months ended December 25, 2014 and December 26, 2013.

	Three Months Ended
	December 25, 2014		December 26, 2013
(in thousands)	Operating Stores	Surplus Properties	Operating Stores	Surplus Properties
Non-recurring basis
Fair value measurement	$3,008	$—	$530	$512
Carrying amount	4,123	—	1,272	599
Realized loss	$(1,115)	$—	$(742)	$(87)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations is provided to increase the understanding of, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes appearing elsewhere in this report. Additional discussion and analysis related to our business is contained in our Annual Report on Form 10-K for the fiscal year ended September 25, 2014. References in this report to "the Company," "Pantry," "The Pantry," "we," "us" and "our" refer to The Pantry, Inc. and its subsidiary.

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

The following factors, among others, could cause actual results and events to differ materially from those expressed or implied in the forward-looking statements: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (2) the inability to complete the transactions contemplated by the Merger Agreement due to the failure to obtain the required stockholder approval; (3) the inability to satisfy the other conditions specified in the Merger Agreement, including, without limitation, the receipt of necessary governmental or regulatory approvals required to complete the transactions contemplated by the Merger Agreement; (4) the risk that the proposed transactions disrupt current plans and operations, increase operating costs and the potential difficulties in customer loss and employee retention as a result of the announcement and consummation of such transactions; (5) the outcome of any legal proceedings that may be instituted against the Company following announcement of the Merger Agreement and transactions contemplated therein; and (6) the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors.

Any number of other factors could affect actual results and events, including, without limitation:

•	Competitive pressures from convenience stores, fuel stations and other non-traditional retailers located in our markets;

•	Inability to enhance our operating performance through in-store initiatives, store remodel program and the addition of new equipment and products to our stores;

•	Failure to realize the expected benefits from our fuel supply agreements, including our ability to satisfy minimum fuel provisions;

•	Financial difficulties of suppliers, including our principal suppliers of fuel and merchandise, and their ability to continue to supply our stores;

•	Volatility in domestic and global petroleum and fuel markets;

•	Political conditions in oil producing regions and global demand;

•	Changes in credit card expenses;

•	Changes in economic conditions generally and in the markets we serve;

•	Consumer behavior, travel and tourism trends;

•	Legal, technological, political and scientific developments regarding climate change;

•	Wholesale cost increases of, tax increases on and campaigns to discourage the use of tobacco products;

•	Federal and state regulation of tobacco products;

•	Unfavorable weather conditions, the impact of climate change or other trends or developments in the southeastern United States;

•	Inability to identify, acquire and integrate new stores or to divest our non-core stores to qualified buyers or operators on acceptable terms;

•	Financial leverage and debt covenants, including increases in interest rates;

•	Inability to identify suitable acquisition targets and to take advantage of expected synergies in connection with acquisitions;

•	Federal and state environmental, tobacco and other laws and regulations;

•	Dependence on one principal supplier for merchandise and three principal suppliers for fuel;

•	Dependence on senior management;

•	Litigation risks, including with respect to food quality, health and other related issues;

•	Inability to maintain an effective system of internal control over financial reporting;

•	Disruption of our information technology systems or a failure to protect sensitive customer, employee or vendor data;

•	Inability to effectively implement our store improvement strategies

•	Unanticipated expenses including those related to mandated health care laws; and

•	Other unforeseen factors.

For a discussion of these and other risks and uncertainties, please refer to the Risk Factors and Critical Accounting Policies and Estimates included in our Annual Report on Form 10-K and the description of material changes therein, if any, included in our Quarterly Reports on Form 10-Q. The list of factors that could affect future performance and the accuracy of forward-looking statements is illustrative but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty. The forward-looking statements included in this report are based on, and include, our estimates as of January 29, 2015. We anticipate that subsequent events and market developments will cause our estimates to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available.

Merger Agreement

As previously announced, on December 18, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Couche-Tard U.S. Inc. (“Parent”) and CT-US Acquisition Corp. (“Merger Sub”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving company and a wholly owned subsidiary of Parent (the “Merger”). The transaction is expected to close in the first half of 2015, subject to the approval of The Pantry shareholders and customary regulatory approvals.

Our Business

We are a leading independently operated convenience store chain in the southeastern United States. As of December 25, 2014, we operated 1,511 stores in 13 states primarily under the Kangaroo Express® operating banner. All but our smallest stores offer a wide selection of merchandise, fuel and ancillary products and services designed to appeal to the convenience needs of our customers. A limited number of stores do not offer fuel.

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

Executive Overview

Our net income for the first quarter of fiscal 2015 was $18.9 million, or $0.81 per share, compared to a net loss of $5.1 million, or $0.23 per share, in the first quarter of fiscal 2014. Adjusted EBITDA for the first quarter of fiscal 2015 was $78.0 million, an increase of $35.5 million, or 83.8%, from the first quarter of fiscal 2014. For the definition and reconciliation of Adjusted EBITDA, see our discussion of the Three Months Ended December 25, 2014 Compared to the Three Months Ended December 26, 2013.

Our total revenue for the current year quarter decreased 7.1% to $1.7 billion primarily driven by a decrease in fuel revenue of 10.2% as a result of the significant decline in the average retail price per gallon of 12.5% to $2.87. Fuel gross profit and comparable store fuel volumes improved significantly as we benefited from a continued decline in fuel costs and our focus on a balanced approach to fuel pricing. Comparable store retail fuel gallons sold increased 3.7% and we were able to grow fuel margin by 54.2% during the same period to 18.2 cents per gallon.  Merchandise revenue increased 2.5% while merchandise margin increased 30 basis points to 33.8%. Improved merchandising effectiveness drove a 3.6% increase in comparable store merchandise sales, and a 5.0% increase in sales per customer. Additionally, revenue from the sales of cigarettes were positive on a comparable store basis, reversing historical trends.

Market and Industry Trends

Wholesale fuel costs, as measured by the Gulf Spot price, continued a downward trend during the first quarter of fiscal 2015. Wholesale fuel costs reached a high of $2.65 early in the quarter on September 29, 2014 and declined steadily to a low of $1.16 late in the quarter on December 22, 2014. In comparison, wholesale fuel costs were volatile in the first quarter of fiscal 2014 trading in a range of approximately $0.38 with no sustained trends. These changes in wholesale fuel costs yielded a retail margin per gallon of 18.2 cents in the first quarter of fiscal 2015 compared to 11.8 cents in the same period of fiscal 2014. We attempt to pass along wholesale fuel cost changes to our customers through retail price changes; however, we are not always able to do so. The timing of any related increase or decrease in retail prices is affected by competitive conditions. As a result, we tend to experience higher fuel margins when the cost of fuel is declining gradually over a longer period and lower fuel margins when the cost of fuel is increasing or more volatile over a shorter period of time.

Results of Operations

The table below provides a summary of our selected financial data for the three months ended December 25, 2014 and December 26, 2013:

	Three Months Ended
(in thousands, except per gallon and store count data)	December 25, 2014	December 26, 2013	Percent Change
Merchandise data:
Merchandise revenue	$451,962	$440,780	2.5%
Merchandise gross profit (1)	$152,769	$147,779	3.4%
Merchandise margin	33.8%	33.5%	N/A
Fuel data:
Financial data:
Fuel revenue	$1,224,874	$1,363,299	(10.2)%
Fuel gross profit (1)(2)	$77,229	$48,682	58.6%
Retail fuel data:
Gallons (in millions)	421.6	408.7	3.2%
Margin per gallon (2)	$0.182	$0.118	54.2%
Retail price per gallon	$2.87	$3.28	(12.5)%
Financial data:
Store operating expenses	$126,739	$128,069	(1.0)%
General and administrative expenses	$25,305	$25,977	(2.6)%
Impairment charges	$1,115	$829	34.5%
Depreciation and amortization	$25,282	$28,679	(11.8)%
Interest expense	$21,075	$21,372	(1.4)%
Income tax expense (benefit)	$11,541	$(3,321)	NM
Adjusted EBITDA (3)	$77,954	$42,415	83.8%
Comparable store data (4):
Merchandise sales increase (%)	3.6%	3.5%	N/A
Merchandise sales increase	$15,795	$14,721	NM
Retail fuel gallons increase (decrease) (%)	3.7%	(4.0)%	N/A
Retail fuel gallons increase (decrease)	15,167	(16,961)	NM
Number of stores:
End of period	1,511	1,538	(1.8)%
Weighted-average store count	1,515	1,544	(1.9)%
NM = Not meaningful

(1)	We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

(2)
Fuel gross profit per gallon represents fuel revenue less cost of product and expenses associated with credit card processing fees, environmental remediation expenses and repairs and maintenance on fuel equipment. Fuel gross profit per gallon as presented may not be comparable to similarly titled measures reported by other companies.

(3)	For the definition of Adjusted EBITDA, see our discussion of the Three Months Ended December 25, 2014 Compared to the Three Months Ended December 26, 2013.

(4)
The stores included in calculating comparable store data are existing or replacement retail stores, which were in operation during the entire comparable period of all fiscal years. Remodeling, adding or remodeling restaurants, physical expansion or changes in store square footage are not considered when computing comparable store data as amounts have no meaningful impact on measures. Comparable store data as defined by us may not be comparable to similarly titled measures reported by other companies.

Three Months Ended December 25, 2014 Compared to the Three Months Ended December 26, 2013

Merchandise Revenue and Gross Profit. Merchandise revenue in the first quarter of fiscal 2015 increased $11.2 million from the first quarter of fiscal 2014. Our comparable store merchandise revenue increased 3.6%, or $15.8 million driven by a 5.0% increase in merchandise revenue per customer. We experienced stronger comparable store merchandise revenue growth in packaged beverage products and proprietary food service categories. Cigarette sales, which have been declining for an extended period, strengthened during the first quarter of fiscal 2015, contributing $2.0 million to the overall increase in merchandise revenues through a 2.6% increase in cigarette sales on a comparable store basis. Merchandise revenue also increased $700 thousand from the first quarter of fiscal 2014 as a result of new convenience store openings since the beginning of the first quarter of fiscal 2014. These increases were partially offset by lost merchandise revenue from stores closed since the beginning of the first quarter of fiscal 2014 of $4.7 million.

Merchandise gross profit increased $5.0 million or 3.4% from the first quarter of fiscal 2014 primarily due to the increase in sales described above and a 30 basis point improvement in merchandise margin to 33.8% from 33.5% in the first quarter of fiscal 2014. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses.

Fuel Revenue, Gallons and Gross Profit. Fuel revenue in the first quarter of fiscal 2015 decreased $138.4 million or 10.2% as a result of a decrease in our average retail fuel price per gallon of 12.5% to $2.87 in the first quarter of fiscal 2015, largely due to declining wholesale fuel costs as demonstrated by the changes in Gulf Spot prices. The impact of the lower average fuel price was partially offset by an increase in retail fuel gallons sold for the first quarter of fiscal 2015, up 3.2%, or 12.9 million gallons compared to the first quarter of fiscal 2014. The significant improvement of gallons sold is primarily due to a 3.7%, or 15.2 million gallon increase in comparable store retail fuel gallons sold. We believe the comparable store gallon improvement was driven by lower year over year retail prices and our balanced approach to fuel pricing.

Fuel gross profit increased $28.5 million or 58.6% as a result of an increase in our retail margin per gallon to 18.2 cents in the first quarter of fiscal 2015 from 11.8 cents in the first quarter of fiscal 2014. The continued decline in wholesale costs and increase in gallons sold led to our substantial improvement in fuel gross profit. We compute gross profit exclusive of depreciation and allocation of store operating and general and administrative expenses and inclusive of credit card processing fees and cost of repairs and maintenance on fuel equipment. These fees totaled 6.4 cents and 6.6 cents per retail gallon for the three months ended December 25, 2014 and December 26, 2013, respectively.

Store Operating. Store operating expenses for the first quarter of fiscal 2015 decreased $1.3 million, or 1.0%, from the first quarter of fiscal 2014. The decrease is primarily due to a decrease in purchases of non-capital equipment and lower equipment rental fees, as a result of less activity in our store remodel, quick service restaurants and new store initiatives.

General and Administrative. General and administrative expenses for the first quarter of fiscal 2015 decreased $672 thousand or 2.6% from the first quarter of fiscal 2014. A gain of $4.2 million recognized in connection with proceeds received from a class action settlement fund was partially offset by the increase in professional fees incurred in the first quarter of fiscal 2015 related to the Merger Agreement announced in December 2014.

Impairment Charges. Impairment charges related to operating stores and surplus properties were $1.1 million and $829 thousand for the three months ended December 25, 2014 and December 26, 2013, respectively, as a result of changes in expected cash flows at certain operating stores and management determining that certain facts and circumstances changed regarding specific surplus properties. See Note 3, Impairment Charges and Note 9, Fair Value Measurements in Part I, Item 1, Financial Statements, Notes to Condensed Consolidated Financial Statements.

Interest Expense. Interest expense is primarily comprised of interest on our long-term debt and lease finance obligations. Interest expense for the first quarter of fiscal 2015 was $21.1 million compared to $21.4 million for the first quarter of fiscal 2014. The decrease is primarily due to lower interest rates on our term loan and lower average outstanding borrowings.

Income Tax Expense. Our effective tax rate for the first quarter of fiscal 2015 was 37.9% compared to 39.2% in the first quarter of fiscal 2014. The decrease in our effective tax rate is primarily the result of the increase in pre-tax income and the related impact of federal tax credits for fiscal 2015 compared to fiscal 2014. We anticipate our effective tax rate will be approximately 37.8% for fiscal 2015.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest expense, gain (loss) on extinguishment of debt, income taxes, impairment charges and depreciation and amortization. Adjusted EBITDA for the first quarter of fiscal 2015 increased $35.5 million, or 83.8%, from the first quarter of fiscal 2014. This increase is primarily attributable to the increase in fuel gross profit and higher merchandise gross profit noted above.

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

The following table contains a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended
(in thousands)	December 25, 2014	December 26, 2013
Adjusted EBITDA	$77,954	$42,415
Impairment charges	(1,115)	(829)
Interest expense	(21,075)	(21,372)
Depreciation and amortization	(25,282)	(28,679)
Income tax (expense) benefit	(11,541)	3,321
Net income (loss)	$18,941	$(5,144)

The following table contains a reconciliation of Adjusted EBITDA to net cash provided by operating activities for the periods presented:

	Three Months Ended
(in thousands)	December 25, 2014	December 26, 2013
Adjusted EBITDA	$77,954	$42,415
Interest expense	(21,075)	(21,372)
Income tax (expense) benefit	(11,541)	3,321
Stock-based compensation expense	1,054	924
Changes in operating assets and liabilities	3,147	(13,076)
Provision (benefit) for deferred income taxes	11,567	(2,983)
Other	528	1,404
Net cash provided by operating activities	$61,634	$10,633
Net cash used in investing activities	$(17,740)	$(29,745)
Net cash used in financing activities	$(2,543)	$(5,550)

Liquidity and Capital Resources

	Three Months Ended
(in thousands)	December 25, 2014	December 26, 2013
Cash and cash equivalents at beginning of year	$81,652	$57,168
Net cash provided by operating activities	61,634	10,633
Net cash used in investing activities	(17,740)	(29,745)
Net cash used in financing activities	(2,543)	(5,550)
Cash and cash equivalents at end of period	$123,003	$32,506
Consolidated total adjusted leverage ratio (1)	4.18	5.56
Consolidated interest coverage ratio (1)	3.15	2.34

(1)	As defined by the senior credit facility agreement.

Due to the nature of our business, substantially all sales are for cash and credit cards which are converted to cash shortly after the transaction. Cash provided by operations is our primary source of liquidity. We rely primarily on cash provided by operating activities, supplemented as necessary from time to time by borrowings under our revolving credit facility to finance our operations, pay principal and interest on our debt and fund capital expenditures. We generally experience higher sales volumes during the summer months, and therefore our cash flow from operations tends to be higher during our third and fourth fiscal quarters. We had approximately $84.9 million of standby letters of credit issued under our revolving credit facility as of December 25, 2014.

Cash Flows provided by Operating Activities. Cash provided by operating activities was $61.6 million for the first three months of fiscal 2015 compared to $10.6 million for the first three months of fiscal 2014. The increase in cash flow from operations is primarily due to an increase in Adjusted EBITDA of $35.5 million and a $15.3 million improvement in working capital, which was a $3.4 million source of cash in the first three months of fiscal 2015 versus an $11.9 million use of cash in the first three months of fiscal 2014. For the definition and reconciliation of Adjusted EBITDA, see our discussion of the Three Months Ended December 25, 2014 Compared to the Three Months Ended December 26, 2013. The significant decline in wholesale fuel costs during the first three months of fiscal 2015 drove the improvement in both Adjusted EBITDA and working capital as fuel gross profit increased $28.5 million and fuel inventory declined $22.9 million during the quarter versus an increase of $1.9 million in the first three months of fiscal 2014.

Cash Flows used in Investing Activities. Cash used in investing activities was $17.7 million for the first three months of fiscal 2015 compared to $29.7 million for the first three months of fiscal 2014. Capital expenditures for the first three months of fiscal 2015 were $17.4 million which was partially offset by proceeds from the sale of property and equipment of $1.3 million. Capital expenditures for the first three months of fiscal 2014 were $31.7 million which was partially offset by proceeds from the sale of property and equipment of $2.0 million. Capital expenditures primarily relate to store improvements, store equipment, new store development including quick service restaurants, information systems and expenditures to comply with regulatory statutes, including those related to environmental matters. The decrease in capital expenditures in the first three months of fiscal 2015 compared to the first three months of fiscal 2014 is primarily due to less activity in our store remodel, quick service restaurants and new store initiatives. The proceeds from the sale of property and equipment relate to our ongoing initiative to divest our under-performing store assets and non-productive surplus properties. We finance substantially all capital expenditures through cash flows from operations, asset dispositions and vendor reimbursements.

Cash Flows used in Financing Activities. Cash used in financing activities was $2.5 million for the first three months of fiscal 2015 compared to $5.6 million for the first three months of fiscal 2014. The change in cash flows from financing activities is primarily related to the decrease in repayments of our lease finance obligations in the first three months of fiscal 2015.

Sources of Liquidity

As of December 25, 2014, we had approximately $123.0 million in cash and cash equivalents and approximately $140.1 million in available borrowing capacity under our revolving credit facility after taking into account outstanding letters of credit and the consolidated total adjusted leverage ratio constraint to availability. Approximately $75.1 million was available for the issuances of letters of credit.

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

Our financing strategy is to maintain liquidity and access to capital markets while reducing our leverage. We expect to continue to have access to capital markets on both short and long-term bases when needed for liquidity purposes. Our continued access to these markets depends on multiple factors including the condition of debt capital markets, our operating performance and maintaining our credit ratings. Our credit ratings and outlooks issued by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's") as of December 25, 2014, are summarized below:

Rating Agency	Senior Secured Credit Facility	Senior Unsecured Notes due 2020	Corporate Rating	Corporate Outlook
Moody's	B1	Caa1	B2	Stable
Standard & Poor's	BB	B+	B+	CreditWatch Positive

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

The interest rate on borrowings under the revolving credit facility is dependent on our consolidated total leverage ratio, and at our option, is either the base rate (generally the applicable prime lending rate of Wells Fargo Bank, National Association, as announced from time to time) plus 250 to 350 basis points or LIBOR plus 350 to 450 basis points. Our current interest rate under the revolving credit facility is, at our option, either the base rate plus 300 basis points or LIBOR plus 400 basis points, with an unused commitment fee of 50 basis points. The interest rate on the senior secured term loan is also dependent on our consolidated total leverage ratio and ranges between LIBOR plus 350 to 375 basis points, with a LIBOR floor of 100 basis points. Our current interest rate under the senior secured term loan is LIBOR (with a floor of 100 basis points) plus 375 basis points. Interest under the credit facility is paid on the last day of each LIBOR interest period, but no less than every three months.

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

As of December 25, 2014, we were in compliance with all covenants under our credit facility and senior notes.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commercial commitments outside the ordinary course of business since the end of fiscal 2014. Refer to our Annual Report on Form 10-K for the fiscal year ended September 25, 2014 for additional information regarding our contractual obligations and commercial commitments.

Critical Accounting Policies

As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended September 25, 2014, we consider our accounting policies on store closing and impairment charges, goodwill, asset retirement obligations and self-insurance liabilities to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended September 25, 2014.

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

As of December 25, 2014 and September 25, 2014, we had fixed-rate debt outstanding of $250.0 million, and we had variable-rate debt outstanding of $249.9 million and $250.5 million, respectively. Variable-rate debt excludes original issuance discounts of $1.7 million as of December 25, 2014 and September 25, 2014, respectively. The following table presents the future principal cash flows and weighted-average interest rates by fiscal year on our existing long-term debt instruments based on rates in effect as of December 25, 2014. Fair values have been determined based on quoted market prices as of December 25, 2014.

	Expected Maturity Date
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-term debt (fixed rate)	$—	$—	$—	$—	$—	$250,000	$250,000	$275,000
Weighted-average interest rate	8.38%	8.38%	8.38%	8.38%	8.38%	8.38%
Long-term debt (variable rate)	$2,078	$2,550	$2,550	$2,550	$240,172	$—	$249,900	$248,963
Weighted-average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	—%

At December 25, 2014 and September 25, 2014, the interest rate on approximately 50.0% of our debt was fixed by the nature of the obligation. The annualized effect of a one percentage point change in our floating rate debt obligations at December 25, 2014 would result in an increase to interest expense of approximately $2.5 million.

While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis.

Item 4.  Controls and Procedures.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange

Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Except for the risk factors indicated below, there have been no material changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended September 25, 2014.

We may not be able to obtain satisfaction of all conditions to complete the Merger.

The consummation of the Merger is subject to customary closing conditions. A number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the absence of legal restraints prohibiting the completion of the Merger. It also is possible that an event, change, circumstance, occurrence, effect or state of facts that could result in a material adverse effect to the Company may occur, which may give Couche-Tard the ability to avoid completing the Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.

In the event that the pending Merger is not completed, the trading price of the Company's common stock and the Company's future business and financial results may be negatively affected.

There is no assurance that the closing of the Merger will occur. The closing of the Merger is subject to certain conditions, including the approval and adoption of the Merger Agreement and the Merger by the Company's stockholders, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, there being no material adverse effect on the Company prior to the closing of the Merger and other customary conditions. If the proposed Merger is not completed, our stock price may fall from the current market price which we believe reflects an assumption that a transaction will be completed. In addition, as described below, we may be required to pay a termination fee under the circumstances described in the Merger Agreement and would remain liable for significant transaction costs. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, customers and other partners in the business community.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the pending Merger is completed, the pending Merger may disrupt the current plans and operations of the Company, which could have an adverse effect on our business and financial results. The pendency of the Merger may also divert management's attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending Merger and the uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it fails to close. We may incur significant costs, charges or expenses relating to the Merger, regardless of whether or not it is completed. Furthermore, we cannot predict how our suppliers, customers and others with whom we do business will view or react to the pending Merger. If we are unable to maintain our normal relationships as a result of the pending Merger, our financial results may be adversely affected.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger, could result in our inability to respond effectively to competitive pressures and industry developments and may otherwise have a material adverse effect on our future results of operations or financial condition.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third-party proposal to acquire us. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, the requirement to provide Couche-Tard with the right to match any third-party proposal, and the requirement that we pay a termination fee of $39.5 million if the Merger Agreement is terminated in specified circumstances. These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us, even one that may be deemed of greater value than the proposed Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the termination fee payable in certain circumstances may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

A putative shareholder class action challenging the Merger has been filed, and an unfavorable judgment or ruling could prevent or delay the consummation of the Merger and result in substantial costs.

A putative class action challenging the Merger has been filed on behalf of our stockholders. It is possible that these complaints will be amended to make additional claims and/or that additional lawsuits making similar or additional claims relating to the Merger will be brought. If dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger and/or result in substantial costs to us, including any costs associated with the indemnification of our directors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the first quarter of fiscal 2015.

The following table lists all repurchases during the first quarter of fiscal 2015 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 26, 2014 - October 23, 2014	—	$—	—	$—
October 24, 2014 - November 27, 2014	—	$—	—	—
November 28, 2014 - December 25, 2014	50,928	$28.86	—	—
Total	50,928	$28.86	—	$—

(1)	Represents shares repurchased in connection with tax withholding obligations under The Pantry, Inc. 2007 Omnibus Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the Omnibus Plan.

Item 6.  Exhibits.

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger dated December 18, 2014, by and among Couche-Tard U.S. Inc., CT-US Acquisition Corp. and The Pantry, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2014).

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

3.3
First Amendment to the Amended and Restated Bylaws of The Pantry, Inc., as of December 17, 2014 (incorporated by reference to Exhibit 3.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2014).

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

THE PANTRY, INC.
By: /s/ B. Clyde Preslar
B. Clyde Preslar

Senior Vice President and Chief Financial Officer

(Authorized Officer and Principal
Financial Officer)

Date:	January 29, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger dated December 18, 2014, by and among Couche-Tard U.S. Inc., CT-US Acquisition Corp. and The Pantry, Inc. (incorporated by reference to Exhibit 2.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2014).

3.1	Amended and Restated Certificate of Incorporation of The Pantry (incorporated by reference to Exhibit 3.3 to The Pantry’s Registration Statement on Form S-1, as amended (Registration No. 333-74221)).

3.2	Amended and Restated By-Laws of The Pantry (incorporated by reference to Exhibit 3.2 to The Pantry’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2009).

3.3
First Amendment to the Amended and Restated Bylaws of The Pantry, Inc., as of December 17, 2014 (incorporated by reference to Exhibit 3.1 to The Pantry’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2014).

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